Form 10-K
period 2010-12-31
ENERGY EDGE TECHNOLOGIES CORP.
filed 2011-04-15
CIK 1495230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-167853

ENERGY EDGE TECHNOLOGIES CORPORATION
(Name of small business issuer in its charter)

New Jersey	52-2439239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Route 22 East, Suite 2000 Bridgewater, New Jersey	08807
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (888) 729 – 5722 x 100

Indicate by check mark if registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010:  N/A

As of December 31, 2011, there were 48,986,825 share of the issuer’s common stock outstanding.

Documents incorporated by reference: None

In this report, unless the context indicates otherwise, the terms "Energy Edge," "Company," "we," "us," and "our" refer to Energy Edge Technologies Corporation, a New Jersey corporation, and its wholly-owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934 or the "Exchange Act." These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results.

In some cases, you can identify forward looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management's current expectations and belief, which management believes are reasonable.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

—	new competitors are likely to emerge and new technologies may further increase competition;
—	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;
—	our ability to obtain future financing or funds when needed;
—	our ability to successfully obtain and maintain our diverse customer base;
—	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;
—	our ability to attract and retain a qualified employee base;
—	our ability to respond to new developments in technology and new applications of existing technology before our competitors;
—	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and
—	our ability to maintain and execute a successful business strategy.

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, and other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the "SEC." You should consider carefully the statements under "Item 1A. Risk Factors" and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART I

ITEM 1.  BUSINESS

Energy Edge Technologies Corporation

Energy Edge Technologies Corporation ("EETC," “Energy Edge” and the “Company”) was incorporated in New Jersey in January, 2004.  EETC is a company specializing in energy cost and consumption reduction for mid to large sized companies, institutions and government entities. EETC consists of independently contracted professionals, industrial and electrical engineers, Leadership in Energy and Environmental Design (“LEED”) accredited professionals and business entrepreneurs.  EETC provides companies, institutions and government entities with turnkey, whole facility solutions that reduce energy consumption and corresponding costs and increase the efficiency of existing equipment and buildings.  EETC has experience in implementing and supporting industrial and commercial energy conservation measures, approaches and processes across a broad spectrum of industries and facility types.  Our typical projects are guaranteed to reduce energy consumption (including electric, gas, fuel and water) and corresponding costs by 8% to 30%, provide 33% or better return on investment and decrease greenhouse gas emissions and our customers' carbon footprints.

EETC has experienced success with projects for a variety of customers including municipalities, breweries, pharmaceuticals, restaurants, food processing, manufacturing, printing, leisure, hospitals, office buildings, etc.  EETC projects are suitable and applicable for any type of customer whose energy bill exceeds $10,000 monthly.  EETC identifies where and how energy is being used and attempts to address the problems that contribute to inefficient systems and higher energy bills.  EETC utilizes industry experts for the design and implementation of advanced, Institute of Electrical and Electronics Engineers (“IEEE”), US Department of Energy (“DOE”) and US Green Building Council (“USGBC”) recommended passive engineering approaches and technologies that reduce energy losses and increase the efficiency of existing systems while providing  financially advantageous project paybacks and  return on investment for customers. Our unique custom turnkey projects maximize energy savings by treating the entire facility based on its distinctive features and energy usage.

The process begins when EETC gathers information on the client facility and operation including energy consuming load profiles and variation, hours of operation, factors of energy influence, etc.  EETC collects 12 months of energy bills and completes a facility walk through. After information gathering, a project summary including savings, project cost, carbon footprint, financing terms, utility rebates, tax deductions, payback and return on investment is presented to the client.  If the client approves the service and an agreement is signed, the project is initiated including engineering, procurement of all equipment, labor, insurance and warranties, waste disposal and before and after measurements.  Most projects take between 1 and 4 weeks.  EETC continues to measure energy use and provides monthly billing analysis and quarterly reports to the client post-implementation and installation of the project.

EETC applies different proven technologies and engineering approaches to positively affect the various energy consuming loads in a facility, and we work to improve the efficiency of equipment and systems to reduce energy consumption.  We combine engineering experience with the expertise of our primary manufacturers. This allows us to develop turnkey projects with energy savings, reduction in greenhouse gas emissions and return on investment for our customers.  All of the approaches and technologies we employ are proven, passive, DOE, USGBC and/or IEEE approved and recommended. Furthermore, many of our technologies are ENERGY STAR qualified and supplied by ENERGY STAR partners such as Phillips, GE, Telkonet and Intellidyne.  All of the technologies we utilize are Underwriters Laboratory “UL” Listed, which means that they conduct the testing on electrical components and equipment, and Canada Standards Association “CSA” approved.  The Canada Standards Association is similar to the Underwriters Laboratory but their testing is even more stringent and CSA approval is required by law in Canada. Many states and local utilities also offer incentives and rebates for our work and we help our customers to receive the incentives available as well as qualify them for applicable and available federal tax incentives.

EETC reduces the financial risk for its customers by backing projects with a reimbursement contingency insurance policy underwritten by Lloyds of London.   The Lloyds of London insurance policy is a $1,500,000 reimbursement contingency insurance policy that backs the guaranteed energy savings and project payback and return on investment for our customers.  The policy requires ongoing measurement and verification of energy reduction results and savings as well as notification if targets are not being met.  If a shortfall were to occur in the projected savings for a customer, Lloyds of London would make up 90% of the difference, and Energy Edge would make up the remaining 10% of the difference.  To date we have had no claims filed.

Lastly, EETC has developed a proprietary e-tool for developing unique, accurate, facility specific energy savings calculations and project designs called the Energy Edge Analyzer. The Energy Edge Analyzer and underlying formulas and algorithms were developed by analyzing hundreds of facilities of varying type, size, location, use, etc.

The Energy Edge Analyzer allows team members to collect specific, pin point information on the various energy consuming loads and systems in a facility and input the data into the tool to produce fast, precise results including:

—	Overall project design
—	Guaranteed energy savings
—	Available utility rebates
—	Available federal, state and local incentives
—	Client project cost
—	Guaranteed client payback and ROI
—	Financing options to eliminate out of pocket expense for customers
—	Carbon footprint and greenhouse gas reductions
—	Energy consumption breakdowns and profiles across respective loads
—	Detailed engineering and design specifications down to the individual treated load
—	Corresponding additional benefits of the specific design (i.e. extended equipment life, less downtime, heat load reductions, gain in electrical system capacity, cooling capacity, etc)

The results from the Energy Edge Analyzer can then be quickly imported to a client ready, professional proposal.  The proposal incorporates the relevant information from above and includes everything from the executive summary to the sales agreement to graphs and charts, equipment spec cheets and dozens of customer referral letters.

Competitive Business Conditions within the Industry

While no company offers the comprehensive “whole facility approach” that is offered by EETC, they all utilize a similar business model.  The sustainable competitive advantage of EETC will be its guarantee program, implementation and service model.  The Company provides a solution that will give the maximum savings available without vast equipment overhaul.

Many of EETC’s competitors do not have the same experience level of EETC, and cannot supply a true guarantee and insurance backing.  However, our competitors may be better funded, have access to more business expansion capital, have strategic business and local relationships developed, and may have stronger capability to develop or license technologies, which could potentially affect our ability to compete.

There are multiple ways a company can proceed with trying to reduce energy spending.  Vendors in the industry typically take one of two approaches.  The first approach is from an administrative and supply side point of view.  Many companies offer professional services where energy bills are audited for errors and for procurement opportunities.  Reports are provided that show what is being spent at various times and seasons.  Along with the audit, the company researches possible energy procurement and demand response opportunities in deregulated energy markets that may be accessible to the client.  Logical SG

(www.logicalsg.com), Kilojolts Consulting Group (www.kilojolts.com) and Energen USA (www.energenusa.com) are such companies that provide an administrative solution.

The second approach is to address the consumption side by attending to the different electrical and gas consuming equipment running in a facility.  There are several companies providing a single or a two dimensional technological approach such as small lighting retrofit companies, electrical contractors, HVAC contractors, general contractors, etc.  They provide lighting retrofits, or HVAC inspection and upgrades, or new windows, or building management software, or one or two efficiency technologies.

There are merits and benefits to both approaches to energy cost savings noted above. EETC’s competitive advantage is detailed below in the section titled “Competitive Strengths Within The Industry”.

Independent Contractors

EETC utilizes independent contractors, channel partners and vendor relationships to develop business opportunities.  The members of our network typically operate under the Energy Edge moniker and work from various strategic regions across the United States.  The nature and services include sales, engineering and project management.  The terms of the arrangement is a sales commission of 50% or 40% of gross profit for sales and negotiated daily rates for engineering and project management work.  Utilizing such a network of independent partners working on a 100% commission basis affords EETC with great advantages such as expanded geographical reach and marketplace exposure, generation of a significantly larger number of sales leads and prospects, and no additional overhead.  The US regions in which we have independent contractors/representation include:

a.	New Jersey
b.	New York
c.	Pennsylvania
d.	Florida
e.	Tennessee
f.	California
g.	Maryland
h.	Georgia
i.	Oklahoma
h.	Illinois

We understand that if we experience difficulties in maintaining vendor relationships or developing new relationships on a timely basis and on terms favorable to us, our business and financial condition could be adversely affected.  Also, malfunctions of third party service providers could adversely affect our business which may impede our ability to attract and retain clients.

Effect of Existing Governmental Regulation on our Business

While there is no current regulation of this specific type of business other than the normal business restrictions that apply to all businesses, we know that there is a possibility that the laws, rules and regulations governing this type of business may change and may increase our operation costs.  We intend to monitor the changes in regulations related to our business carefully and ensure that our business complies with all applicable laws and rules.

Number of Total Employees and Part-Time Employees

We currently employ 2 full-time employees in the United States.  We do not employee any part-time employees.  We currently utilize 17 independent contractors.

Suppliers

Energy Edge provides energy efficiency results including technology solutions from manufacturers and suppliers such as the following.  We engineer the solution, specify the exact design, quantity and type of unit or equipment and the manufacturer or supplier ships them out.  They also provide technical support for their product(s) at no cost as needed:

—	Intellidyne
—	ECube
—	Myron Zucker
—	Alumalight
—	UE Systems
—	HySave
—	Telkonet
—	Hy-Save
—	IEO
—	Others

We have excellent relationships with all of our manufacturers and suppliers and currently have distributor contracts with eCube, Alumalight, Myron Zucker and HySave. For other suppliers, we operate on a more informal basis and order what we require at the times we need it.

Business Strategies

Our business includes energy engineering studies and the designing and building of turnkey energy efficiency projects.  We have grown the company by offering high quality services and products to customers we initially attracted using very simple techniques such as networking, channel partners, cold calling and mailers.  We continue to add to our network of independent contractors and using these methods of prospecting.  We also have begun utilizing more sophisticated methods of attaining customers and increasing the visibility of EETC such as online viral marketing, traditional marketing and advertising and publicity and public relations campaigns.

Lastly, management will be looking for additional revenue streams in 2011 such as energy efficiency consulting for new building design and potential merger and acquisition targets to expand size, revenue and profitability of the company.

Industry Summary

Businesses are continually seeking ways to lower expenses and cut energy costs.  The majority of Federal and state governments and local utilities have put several regulations and incentives in place (with more to come), encouraging and requiring companies to take active responsibility for lowering their energy consumption.  A monsoon of media coverage has also created awareness of high energy consumption and the ultimate effects on the US and the rest of the world.  It is to the advantage of any company, with a significant energy bill, to take advantage of the offer presented by EETC, from a fiscal, environmental and social standpoint.

EETC target markets include the industrial, commercial and government sectors, which account for more than half of the energy consumed in the US.  The other two sectors are residential and transportation.  On June 5, 2007, the 1st Annual World Environment Review took place and a few of the highlights pertaining to the US, in regards to the general population, are shown below:

—	74% are concerned about climate change.
—	80% think their Government should do more to tackle global warming.
—	84% think that the US is too dependent on fossil fuels.

—	72% think that the US is too reliant on foreign oil.
—	79% think that the US Government should do more to increase the number of hybrid cars that are sold.
—	67% think that the US Government should allow more off shore drilling.

The results show that the general population is building an awareness of the worldwide energy issue and are trending towards solutions that will assist with conserving the environment.  It now becomes beneficial for companies to participate in these initiatives in order to reflect positively on society.

The American Recovery and Reinvestment Act of 2009 energy related funding allocates $1.6 billion for renewable energy and $12 million for energy efficiency. The revenue for the energy management services market in North America in 2008 was $20.35 billion and is projected to double to over $40 billion by 2013 due to favorable new government legislations and increased knowledge about the benefits of energy management.  Source: Frost & Sullivan, North American Energy Management Investment Analysis, February 11, 2009

Along with its “whole facility approach” the company provides additional advantages to its client with its 100% savings guarantee program which is backed by a surety bond underwritten by Lloyds of London.  The guarantee ensures every dollar invested in an EETC project by a customer will be returned via energy savings within the determined payback period.  If any shortfall occurs, the difference between the savings and the investment will be refunded by the surety bond.  This quells customer anxiety by removing the financial risk from the buying decision and ultimately increases closure rate, allowing EETC a competitive and reputational advantage as an energy engineering company.

Competitive Strengths within the Industry

There is merit to both the administrative, supply side and the energy efficiency, consumption side solutions detailed in the “Competitive Business Conditions” section above.  That is why EETC has developed the ability to address both for customers.

The administrative solution has value for customers and EETC offers these solutions by partnering with companies such as Enernoc (www.enernoc.com) and Glacial Energy (www.glacialenergy.com).  Partnering with companies like Enernoc and Glacial helps to generate interest with our current customers and future prospects in the energy procurement and demand response (supply side savings) services, which helps the customer by lowering the base rate they pay for electricity and gas.  Enernoc and Glacial offer energy procurement services where companies can use them to broker deals with third party energy supplies in deregulated states.  We partner with either Enernoc or Glacial get paid by the customer and EETC receives commissions from them.  In this way EETC can provide administrative, supply side savings to its customers while also generating revenue for the firm.  However, these administrative strategies focus only on the supply side cost and not on reducing actual energy usage, or reducing a company’s carbon footprint.  To use less energy, the equipment and its supporting systems must be made to run more efficiently.  This is where EETC takes it to the next level by employing a holistic, comprehensive approach that is necessary to thoroughly enhance the energy efficiency and profile of all types of facilities.

As noted, there are many companies and individuals that focus only on one or two aspects of the dozens of areas that can be made more efficient. In management’s view, none of these companies offer a similar whole facility approach as offered by Energy Edge that can literally address the multitude of energy consuming loads across the lighting, HVAC, refrigeration, heating and production systems in today’s commercial, industrial and institutional facilities.  Competitors typically cannot bring to bear the numerous technologies and approaches that EETC can to ensure a significant, measurable impact and strong ROI for customers.  In addition to the narrow scope and limited available energy treatment options and approaches, competitors cannot truly guarantee the energy savings and do not offer true, insured guaranteed savings programs. The general methods of competition used by companies in our industry include:

-

Reducing profit margins when competing head to head with providers of similar products or services to win business based on price.

-

Extending product warranties beyond the manufacturers’ warranties.

-

Offering performance contracting where the company offers to complete a project for no upfront cost to the customer in return for a percentage of the energy cost savings over a pre-determined period of time.

-

Offering turnkey installations requiring no labor from the customer’s staff.

-

Offering ongoing service contracts.

Management believes that EETC maintains a distinct advantage over its competition by offering a comprehensive energy cost reduction suite of services including whole facility energy consumption reduction, energy procurement and demand response programs. And EETC reduces the financial risk from the buying decision for customers with guaranteed savings and ROI backed by Lloyds of London.

EETC utilizes an experienced team of independently contracted professionals and has acquired in depth information that only years in the industry can provide.  As it relates to competitor’s ability to enter this market and become a successful market participant, it would be necessary for them to surpass the following market barriers in the same manner that EETC has:

—

Strategic Partnerships & Vendor Relationships – Strategic alliances will allow for better pricing on products and technologies used on client projects.  It also allows for quick delivery and expert assistance as needed.  With sound partnerships with manufacturers the Company is best positioned to negotiate excellent deals, as well as gain benefits from volume buying.

—

Surety Bond or Similar Guarantee Program – The Lloyds of London surety bond is an attractive solution to potential customers.  Other technology vendors have also shown interest in utilizing such a program.

—

Knowledge and Know How – Any company entering the energy conservation industry must have a vast amount of knowledge and experience spanning multiple engineering fields and several industries in order to provide expert solutions to clients of such a high caliber.

Growth Strategy

Market trends suggest that the demand for energy resources will rise dramatically over the next 25 years.  Global demand for all energy sources is forecast to grow by 57%.  These numbers include all energy types.

EETC currently has over $13 million in potential business in the sales pipeline.  The $13 million is comprised of prospects that have already received the initial analysis and project summary (Step 2) and are deciding whether to move forward with a project.  These prospects have provided us with 12 months of utility bills, extensive facility information, production data and complete access to their operations.  We have prepared comprehensive analysis and a project summary including the guaranteed savings, project cost, payback, ROI, financing terms, and carbon footprint reduction. EETC continues to add new prospects to the sales pipeline every week, however we cannot provide any assurance that any of this potential business will result in firm orders.

EETC intends to enter into more strategic, vendor and distributorship relationships with additional industry leading energy efficiency manufacturers and suppliers in 2011.

EETC has grown the current business using very simple techniques such as networking, channel partners, cold calling and mailers.  EETC will continue to add to our network of independent contractors and using these methods of prospecting.  ETC has recently begun utilizing more sophisticated methods of attaining customers and increasing the visibility of EETC such as online viral marketing, traditional marketing and advertising and extensive publicity and public relations campaigns.

EETC will be looking for additional revenue streams in 2011 such as energy efficiency consulting for new building design and potential acquisition targets to expand the size, revenue and profitability of the company.

ITEM 1A.  RISK FACTORS

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties.  See "Forward-Looking Statements," above.  Factors that could cause or contribute to such differences include those discussed below.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

(1)  While we have had sustainable revenues and net profits in the past, there is no assurance our future operations will result in such revenues or net profits. Our revenues depend on continual new business development.

While a number of our customers have written about their satisfaction with our services, because of this success, they may not need us to provide additional services in the near future, unless they expand and have additional facilities for us to provide an energy audit.  Accordingly we are continually dependent upon developing new clients for our continued revenue production and growth, and any inability to continue business development growth would materially impact our revenues and adversely impact a shareholder’s investment.

(2)  Our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, or increased expenses or other events will all affect our ability to continue as a going concern.

Supporting the increased costs of infrastructure as well as expanding business development to attract new clients will significantly increase our costs of operations.  If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

(3)  We anticipate incurring operating losses and negative cash flows in the foreseeable future resulting in uncertainty of future profitability and limitation on our operations.

We anticipate that the Company will incur operating losses and negative cash flows in the foreseeable future, and will accumulate increasing deficits as we increase our expenditures for (i) infrastructure, (ii) sales and marketing, (iii) equipment, (iv) personnel, and (v) general operating expenses. Any increases in our operating expenses will require us to achieve significant revenue before we can attain profitability. In the event that we are unable to achieve profitability or raise sufficient funding to cover our losses, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.

(4)  We are dependent on outside financing for expansion of our operations.

We have operated in the past based upon a model of hiring independent consultants to joint venture on our projects. We are presently changing this model to hire certain of our key consultants as employees and to change our virtual office situation to an anticipated leased physical office space. Accordingly for the near future, we are dependent on the continued availability of outside financing in order to continue the growth our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, investors in the Company could lose their entire investment.

(5)  We will need additional capital, which may not be available on acceptable terms, if at all, and any additional financing may be on terms adverse to your interests.

We will need additional cash to fund our operations. Our capital needs will depend on numerous factors, including market conditions and our profitability. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund expansion, successfully promote our brand name, develop or enhance our services, take advantage of business opportunities, or respond to competitive pressures or unanticipated requirements, any of which could seriously harm our business and reduce the value of your investment.

If we are able to raise additional funds, if and when needed, by issuing additional equity securities, you may experience significant dilution of your ownership interest and holders of these new securities may have rights senior to yours as a holder of our Common Stock.  In this case, the value of your investment could be reduced.

(6)  Our Growth Plan is based upon Management’s projection of what may happen in the future, and such predictions may not occur. Actual results may differ materially.

Our growth plan is based upon Management's projections of estimated available cash flow, expenses, revenue, revenue over profit, earnings before interest, taxes and depreciation, sales cycle time and other measures of projected economic performance. These projections are made in Management's view of what may happen in the future, and are not based upon historical projections.

(7)  We rely on strategic vendors to provide strategic contracting services integral to our service package.

We rely on strategic vendors, to provide strategic contracting services integral to our overall client service package. If we experience problems with any of our strategic vendors, the satisfaction of our customers could suffer and our business could be adversely affected. If we experience difficulties in maintaining these relationships or developing new relationships on a timely basis and on terms favorable to us, our business and financial condition could be adversely affected.  Malfunctions of third party service providers could adversely affect our business which may impede our ability to attract and retain clients.

(8) Our success is tied to maintaining adequate understanding of and access to developing energy efficiency technology.

Our future revenues and profits, if any, substantially depend on our maintaining an adequate understanding of and access to new and developing energy efficiency technologies. We also must remain current on appropriate implementation methods of such technologies, and in certain instances, obtain licensing and other access agreements to use such technologies. Any loss of personnel or inability to gain access to such technologies could impair our ability to remain a going concern. Also, lack of capital to hire sufficiently experienced personnel could also adversely affect our operations and revenue.

(9) Our Competitors may have more resources and develop proprietary technologies that we do not have access to, and pursue similar business and acquisition strategies.

For the most part, the energy efficiency audit services market has been fragmented, regionally directed, and composed of many different segments of service providers. Part of our business plan and our past success has been our architecture of energy audits for clients that integrate the provision of energy savings service from multiple vendors and consultants, and we intend with sufficient future capital raises to pursue a strategy of acquiring or joint venturing with such vendors and consultants regionally, nationally and internationally.  Any such strategy is dependent upon the success of such capital raises, and is not assured. Other competitors may be better funded, have access to more business expansion capital, have strategic business and local relationships longer developed, and may have stronger capability to develop or license proprietary technologies, all among other factors, that could adversely affect our ability to compete.

(10) Growth of internal operations and business may strain our financial resources.

We will be significantly expanding the scope of our operating and financial systems in order to build and expand our business. Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

—	The need for continued development of the financial and information management systems;

—	The need to manage strategic relationships and agreements with subscribers; and

—	Difficulties in hiring and retaining skilled management, technical and other personnel necessary to support and manage our business.

We may not be able to adequately address these risks and, if we do not, our ability to successfully expand our business could be adversely affected.

(11) Failure to manage growth effectively could prevent us from achieving our goals.

Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage, and retain qualified management and other personnel. Our failure to successfully manage growth could result in our sales not increasing commensurately with capital investments. Our inability to successfully manage growth could materially adversely affect our business.

(12) Any failure to adequately expand a direct sales force will impede our growth.

We expect to be substantially dependent on a direct sales force to attract new clients and to manage customer relationships. We plan to expand our direct sales force and believe that there is significant competition for qualified, productive direct sales personnel with advanced sales skills and technical knowledge. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient direct sales personnel and sustaining revenue to support such hires. Recent hires and planned hires may not become as productive as expected, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. We expect to face competition in the recruitment of qualified personnel, and we can provide no assurance that we will attract or retain such personnel. If we are unable to hire and develop sufficient numbers of productive sales personnel our business prospects could suffer.

(13) If our services do not gain expanded market acceptance, we may not be able to fund future operations.

A number of factors may affect the market acceptance of our network, including, among others:

—	the perception by users of the effectiveness of our services;

—	our ability to fund our sales and marketing efforts; and

—	the effectiveness of our sales and marketing efforts.

If our services do not gain acceptance by new clients, we may not be able to fund future operations, including the development of new products and services, and/or our sales and marketing efforts for our current products and services, which inability would have a material adverse effect on our business, financial condition and operating results.

(14) The departure of Robert Holdsworth, President of the Company and/or other key personnel could compromise our ability to execute our strategic plan and may result in additional severance costs to us.

Our success largely depends on the skills, experience and efforts of our key personnel, in particular,   Robert Holdsworth, the President of our Company. The loss of Mr. Holdsworth, or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business. In addition, we intend to enter into a written employment agreement with Mr. Holdsworth and with other key executives that can be terminated at any time by us or the executives. We do not maintain a key person life insurance policy on Mr. Holdsworth or any other officer or director.

(15) We have incurred increased costs as a result of being a public company.

Since we have become a public company, we have incurred significant legal, accounting and other expenses. The laws, rules and regulations governing public companies has increased our legal and financial compliance costs and has made some activities more time-consuming and costly.

(16) Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

New or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which may result in additional expenses. While there is limited regulation of our business at the state and federal level, any change to such regulation could adversely affect our business. Our clients are often regulated, and their ability to pay us or our ability to provide services may be impacted by changes in regulation.  We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our business may be materially impacted and our reputation may be harmed.

Risks Related to our Common Stock

(17) Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities will be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

(18) The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

(19) Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board.  Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile.  There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock.  The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

(20) We do not expect to pay dividends and investors should not buy our Common Stock expecting to receive dividends.

We do not anticipate that we will declare or pay any dividends on our Common Stock in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our Common Stock if the price appreciates. You should not purchase our Common Stock expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in establishing an orderly public trading market for our shares, then you may not have any manner to liquidate or receive any payment on your investment. Therefore our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand our business operations.

(21) We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.

We have financed our operations, and we expect to continue to finance our operations, acquisitions and develop strategic relationships, by issuing equity or debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of stock to decline.

(22) Our historical results are subject to fluctuations which may be material.

Since the Company was organized in 2004, the likelihood of the success of the Company must be considered in light of the problems, expenses, and difficulties, complications and delays frequently encountered in connection with the competitive environment in which the Company will operate. The statements set forth in the Prospectus are based on significant assumptions about circumstances and events that have not yet taken place.  Accordingly, they are subject to variations (which could be substantial) that may arise as future operations actually occur.  Because of the early stage of the Company’s efforts, there can be no assurance that the Company will be able to operate profitably.

(23) Legal actions.

There are presently no legal actions pending against the Company or to which it or any of its property are subject, nor to its knowledge are any such proceedings contemplated. In the event there was any such legal action, there would be costs of defense that would be variable. The Company anticipates a general increase in legal counsel cost going forward due to the increased compliance costs of running a public company and the legal work that may be necessary for implementing the Company’s business plan of expansion.

(24)  Investors may never receive cash distributions which could result in an investor receiving little or no return on his or her investment.

Distributions are payable at the sole discretion of our board of directors. We do not know the amount of cash that we will generate, if any, once we have more productive operations. Cash distributions are not assured, and we may never be in a position to make distributions.

(25)  We anticipate the need to sell additional authorized shares in the future.  This will result in a dilution to our existing shareholders and a corresponding reduction in their percentage ownership in EETC.

We may seek additional funds through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in EETC is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.  The sale of additional stock to new shareholders will reduce the ownership position of the current shareholders.  The price of each share outstanding common share may decrease in the event we sell additional shares.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.  PROPERTIES

The Company does not own any real property.  The Company’s office and place of business is located at 1200 Route 22 East, Bridgewater, New Jersey 08807.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 14, 2011, the SEC approved the Company’s Form S-1.  The Company filed their Prospectus on Form 424B3 pursuant to Rule 424(b)(3) on February 23, 2011, and filed Form 8-A12G for registration of securities on February 28, 2011.  The Company filed Form 15c211 on March 29, 2011and applied for a symbol to be traded on the OTC Bulletin Board.  The Company’s stock is currently not traded.

The following table sets forth the quarterly high and low sales prices of our common stock for the last two fiscal years.  Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal Year Ending December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	N/A	N/A
September 30, 2010	N/A	N/A
June 30, 2010	N/A	N/A
March 31, 2010	N/A	N/A
Fiscal Year Ending December 31, 2009
Quarter Ended	High $	Low $
December 31, 2009	N/A	N/A
September 30, 2009	N/A	N/A
June 30, 2009	N/A	N/A
March 31, 2009	N/A	N/A

The Company’s common stock is subject to, and once the Company’s stock is traded on the OTC Bulletin Board will be subject to, Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule.  This rule imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale.  The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system.  The Penny Stock Rules requires a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

On April 11, 2011, the shareholders’ list of our common shares showed 50 registered shareholders and 49,761,205 shares outstanding.

Dividend Policy

No cash dividends have been paid by the Company on its common stock.  It is anticipated that the Company’s future earnings will be retained to finance its continuing development.  The payment of any future dividends will be at the discretion of the Company’s board of directors and will depend upon, among other things, future earnings, any contractual restrictions, success of business activities, regulatory and corporate law requirements and the general financial condition of the Company.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2010.

ITEM 6.  SELECTED FINANCIAL DATA

The following financial data is derived from, and should be read in conjunction with, the “Financial Statements” and notes thereto.  Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31,	December 31,
	2010	2009
STATEMENT OF OPERATIONS DATA
Net sales	$668,380	$902,148
Cost of goods sold	549,727	577,708
Gross profit	118,653	324,440
Selling, general & administrative expenses	1,741,648	114,849
Operating (loss) income	(1,622,995)	209,591
Other (income) expense – net	6,592	5,325
Income tax provision (benefit)	0	0
Net (loss) income attributable to ENERGY EDGE TECHNOLOGIES Corporation stockholders	$1,629,587	$204,266

EARNINGS PER SHARE
Net income attributable to ENERGY EDGE TECHNOLOGIES Corporation stockholders per share
Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.01
Weighted average shares outstanding
Basic	42,175,903	30,000,000
Diluted	42,175,903	30,000,000

BALANCE SHEET DATA
Cash and cash equivalents	$55,510	$4,544
Accounts receivable	$24,766	$210,460
Working capital	$1,663	$(45,406)
Total assets	$184,116	$226,692
Total liabilities	$173,975	$269,964
Equity	$10,141	$(43,272)

OTHER DATA
Cash flow provided by (used in)
Operating activities	$(468,784)	$228,703
Investing activities	$(7,950)	$(1,280)
Financing activities	$527,700	$(238,121)
Depreciation and amortization	$1,606	$383

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Our goal over the next twelve months is to obtain sufficient capital financing to allow for necessary growth to support the projected demand for our services.

We initially intend to focus on the following activities:

-

Recruit and retain more employees, focusing on increasing our experienced sales team and strategic alliances.

-

Increase marketing initiatives that will further promote the business and its services.

-

Continue national expansion, becoming the premier service provider for full facility overhaul in the energy services industry.

-

Engage in mergers and acquisitions to grow the company

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CONTRACT REVENUES	$ 668,380	$ 902,148
CONTRACT COSTS	549,727	577,708
GROSS PROFIT	118,653	324,440

OPERATING EXPENSES
Compensation	350,924	-
Consulting services	1,060,300	10,000
Professional fees	138,263	6,467
Director fees	80,000	-
General & administrative expenses	112,161	98,382
TOTAL OPERATING EXPENSES	1,741,648	114,849

INCOME FROM OPERATIONS	(1,622,995)	209,591
OTHER INCOME (EXPENSE)
Interest expense	(6,592)	(5,325)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,629,587)	204,266
PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$ (1,629,587)	$ 204,266

INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$ (0.04)	$ 0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	42,175,903	30,000,000

DIVIDENDS PER SHARE	$ 0.00	$ 0.01

Revenues Contract revenues for the twelve months ended December 31, 2010 was $668,380 compared to $902,148 for the twelve months ended December 31, 2009.  The decline in sales revenue by $233,768 was mainly due to the delay of a few projects from the fourth quarter of 2010 to the first half of 2011.

Contract Costs and Gross Profit

Contract costs declined from $577,708 for the twelve months ended December 31, 2009 to $549,727 for the same period in 2010.  The decline in contract costs was consistent with our lower revenue.

Gross profit decreased from $324,440 for the twelve months ended December 31, 2009 to $118,653 for the same period in 2010.  Gross profit as a percentage of revenue was 17.8% for the twelve months ended December 31, 2010, representing a decrease of 18.2% from 36.0% for the same period in 2009.  The decrease in gross profit percentage was mainly due to smaller profit margins on customer projects, higher vendor costs and additional fees and commissions paid to our sales force.

Operating Expenses

Operating expenses increased significantly from $114,849 for the twelve months ended December 31, 2009 to $1,741,648 for the same period in 2010.  The increase in expenses was due mainly to shares of stock issued for mostly one-time consulting services, professional fees, attorney fees and other services related to the S1 filing and taking the company public.  The Company’s members of the board of directors were issued common shares with a value of $80,000 for the twelve months ended December 31, 2010 which also show as increased expenses.

General and administrative expenses

General and administrative expenses increased by $13,779 from $98,382 for the twelve months ended December 31, 2009 to $112,161 for the twelve months ended December 31, 2010.  The increase was due primarily to expenses associated with expanding and supporting our larger sales network.

Net (Loss) Income

We recorded a net loss of $1,629,587 for the twelve months ended December 31, 2010, as compared to a net profit of $204,266 for the same period in 2009.  The decrease was due mainly to lower sales and gross profit dollars combined with the shares of stock issued for mostly one-time consulting services, professional fees, attorney fees and other services related to the S1 filing and taking the company public which show as expenses.  The Company’s members of the board of directors were issued common shares with a value of $80,000 for the twelve months ended December 31, 2010 which shows as  increased expenses.

.

Liquidity and Capital Resources

For the year ended December 31, 2011, we used $468,784 in cash flow from operating activities compared to generating $228,703 in cash flow for the year ended December 31, 2009, primarily due to a net loss of $1,629,587.  The net loss was primarily attributable to common shares issued for services. The Company also recorded an increase in contract receivables of $204,520 and a decrease in billings in excess of costs of $206,871, all of which impacted cash used by operating activities. Investing activities used $7,950 of cash, all for the purchase of office equipment. Financing activities generated $527,700 reflecting proceeds from the sale of stock.

The Company has no debt outstanding at either December 31, 2011 or December 31, 2009 and has no current plans to seek debt financing.

Cash and cash equivalents were $55,510 as of December 31, 2011 compared to $4,544 as of December 31, 2009.  The Company’s current ratio was 1.01:1 at December 31, 2010 compared to .84:1 at December 31, 2009.

We have no material commitments for capital expenditures and know of no trends, demands, commitments, or events that will result in our liquidity changing in a material way for the foreseeable future.

The Company is currently seeking to raise capital in the public equity markets.  There can be no assurance that the Company will obtain capital on terms that are acceptable to them as there are a variety of uncertainties, including, but not limited to: investors’ perception of, and demand for, securities in the energy services industry; conditions of the capital markets in which we seek to raise funds; and future results of operations, financial condition and cash flow.  Therefore, the Company’s management cannot assume that financing will be available in amounts or terms acceptable to the Company, if at all.  Any failure by the Company’s management to raise additional funds on terms favorable to the Company could have a material adverse effect on the Company’s liquidity and financial condition.

Year 2011 Outlook

Management is looking to continue to expand its sales force in 2011 seeking to hire a vice president of sales and to expand the Company’s marketing efforts in six additional states.  Management is also seeking acquisitions that complement their services but there can be no assurances that it will find companies that meet its criteria nor, if they find such companies, that they will be able to acquire them.

Critical Accounting Policies

Please refer to Note 2 – Summary of Significant Accounting Policies in Part IV, Item 15 in the attached financial statements.

 Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Recently Adopted Accounting Pronouncements

Please refer to Note 2 – Summary of Significant Accounting Policies in Part IV, Item 15 in the attached financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted in 2010 and 2009.

ITEM 7A.  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the calendar year ended December 31, 2010, include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

Please refer to Part IV, Item 15 for the Company’s audited financial statements for the years ended December 31, 2010 and 2009.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting.

a) Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent nor detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and includes those policies and procedures that: (i) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and 2009, and concluded that, as of December 31, 2010 and 2009, our internal control over financial reporting was effective.

Management's assessment report was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management's assessment report for the year ended December 31, 2010 and 2009.

b) Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company plans, through a market maker, to file the Company’s Section 240 15c2-11 application to trade its stock on the over the counter market, OTCBB, but had not yet completed this.  Once their application is completed and approved by the Financial Industry Regulatory Authority (“FINRA”), the Company will receive a trading symbol and begin trading on the OTCBB.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

Name	Age	Position
Robert Holdsworth	40	Chief Executive Officer and Director
John Gerace	64	Director

All directors of our company hold office until the next annual meeting of our shareholders and until such director’s successor is elected and has been qualified, or until such director’s earlier death, resignation or removal. The following table sets forth the names, positions and ages of our executive officers and directors. Our board of directors elects officers and their terms of office are at the discretion of our board of directors.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

Robert Holdsworth, 40, Director, has a 17 year proven track record of success partnering with Fortune 500 companies, global enterprises and medium businesses.  His experience covers a depth of senior level operations management, inside and outside sales, large scale project management and Six Sigma deployment.  He has successfully managed large, multi-hundred member departments and key contracts that generated revenues of up to $40M annually.  Mr. Holdsworth has had great success in strategically growing organizations, managing highly complex projects, and cutting waste while increasing revenues.  Mr. Holdsworth successfully integrated three distinct outsourcing businesses and created ways to decrease cost, correctly apply assets and significantly impact the top and bottom lines.   In Management’s view, Mr. Holdsworth possesses the well rounded skill set necessary to lead a company today, as an effective communicator, strategic leader, poised presenter, skilled salesperson, with astute financial capabilities.  Mr. Holdsworth has worked in Senior Management positions for such companies as Mellon Financial Corporation (Vice President from 2002 to 2004), Gretco, Inc. (Public Relations Director from 1992 to 1994), Price Waterhouse Coopers (Managing Director from 1996 to 2002), and Merrill Lynch & Co (Manager from 1994 to 1996).  Mr. Holdsworth received a Bachelor Degree from Rider University, Lawrenceville, NJ.  He holds certifications as a Certified Energy Manager, a Six Sigma Master Black Belt, and a Total Quality Management (TQM) Practitioner and formerly held NASD Series 7 and Series 63 licenses.

John Gerace, 64, Ph.D., P.E. Director, has been a consultant for EETC for 6 years and engages in the various aspects of EETC sales, project design and installations.  He oversees client projects including sales, end to end engineering, project management and financial accountability.  Dr. Gerace offers excellent expertise in the field of engineering and business development.  His engineering knowledge encompasses environmental, industrial and facilities engineering, power plant engineering, cogeneration and of course energy engineering.  Dr. Gerace has held several management positions in the environmental industry for such companies as The Kuljian Corporation as the Vice President, Business Development from 1997 to 1999 and again from 2001to 2003, Client Services Director at Buchart-Horn/BASCO Associates from 1999 to 2001, Business Development Manager for L. Robert Kimball & Associates from 1996 to 1997, Manager of Business Development, IT Corporation from 1994 to 1996, and Vice President and NYC Regional Branch Manager at Certified Engineering and Testing Co. from 1993 to 1994.  Dr. Gerace has overseen projects spanning power plants, boiler plants, chiller plants, pharmaceutical firms, schools, Department of Defense, chemical plants, hospitals, food processing plants, and many other facilities.  Dr. Gerace is a published author and a Registered Professional Engineer.  He holds a Bachelor of Engineering, an MBA in Finance and a Doctor of Philosophy with Honors in Economics.  He holds Full Membership in the National Society of Professional Engineers, the Association for the Advancement of Cost Engineering International and sits on the Philadelphia Council on Business Economics.  Dr. Gerace has also fulfilled US Navy Active Duty obligations as a Lt. in the US Naval Reserve.

Family Relationships

None.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

Our company’s board of directors established a written code of ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer.  As adopted, our code of ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.

compliance with applicable governmental laws, rules and regulations;

4.

the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.

accountability for adherence to the Code of Business Conduct and Ethics

Our code of ethics was filed as an exhibit with our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 29, 2010.  We will provide a copy of the code of ethics to any person without charge, upon request.  Requests can be sent to the Company address listed above.

Nomination Process

As of December 31, 2010, the Company did not effect any material changes to the procedures by which shareholders may recommend nominees to the board of directors.  The board does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors.  The board of directors believes that, given the early stages of the Company’s development, a specific nominating policy would be premature and of little assistance until the Company’s operations develop to a more advanced level.  The board does not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees.  The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with the board of directors may do so by directing a written request addressed to our Chief Executive Officer or the Chief Financial Officer at the address appearing on the face page of this Annual Report.

 Committees of the Board

All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of New Jersey and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

The company currently does not have nominating, compensation or committees performing similar functions nor does the Company have a written nominating, compensation charter.  The board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

The Company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors.  The board of directors believes that, given the early stage of the Company’s development, a specific nominating policy would be premature and of little assistance until the Company’s operations develop to a more advanced level. The Company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and the board does not have any specific process or procedure for evaluating such nominees.  The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

Audit Committee Financial Expert

Our board of directors has determined that we do not need a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-B.

The Company’s Board of Director believes that the current board members are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  The board also believes that it is necessary to have an audit committee because by performing these functions the board will gain a better understanding of all financial reporting requirements of a publicly traded company.  In addition, the board believes that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of the Company’s development.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2007, 2008, 2009, and December 31, 2010:

Compensation Table for Executives

Name &Principal Position	Year	Salary ($)	Total ($)

Robert Holdsworth, President	2007	$0	$0
	2008	$0	$0
	2009	$0	$0
	2010	$350,924	$350,924

Employment Agreements

The Company has no formal employment agreements.

Equity Compensation Plan Information and Stock Options

The Company does not currently have any equity compensation plans or any outstanding stock options.

Compensation of Directors

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named Director for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2007, 2008, 2009 and December 31, 2010:

Compensation Table for Directors

Name &Principal Position	Year	Salary ($)	Total ($)

Robert Holdsworth, President	2007	$0	$0
	2008	$0	$0
	2009	$0	$0
	2010	$0	$70,000
John Gerace	2007	$0	$0
	2008	$0	$0
	2009	$0	$0
	2010	$0	$70,000

Directors receive fixed fees and other compensation for their services as directors. The Board of Directors are compensated for attending five board meetings per year, and for assisting in raising funds for the company pre-ipo and post public, joint ventures and strategic alliance facilitation, advisory with respect to banking services relating to the Company, road shows and corporate equity/debt issuance and follow on financing in addition to other responsibilities.  The Board of Directors has the authority to fix the compensation of directors.  The table below represents the standard compensation for members of the Board of Directors:

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)
Robert Holdsworth		$20,000(1)	$50,000(2)				$70,000
John Gerace		$20,000(1)	$50,000(2)				$70,000

(1)  The stock awards set forth on this table were issued for services rendered to the Company by the directors for the year ending December 31, 2010. This dollar estimate is based on the fair market value at the date of grant at the close of business in accordance with ASC 718-20 (formerly SFAS No. 123R, Share-Based Payment).

(2) The option awards set forth on this table are options that will be issued in 2011 will be for services rendered to the Company by the directors for the year ending December 31, 2010. This dollar estimate is based on the fair market value at the date of grant at the close of business in accordance with ASC 718-20 (formerly SFAS No. 123R, Share-Based Payment).

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of  DECEMBER 31, 2010, for:

●	each of our executive officers and directors;
●	all of our executive officers and directors as a group; and
●	any other beneficial owner of more than 5% of our outstanding Common Stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class Based on Current Number of Shares Outstanding

Common Stock	Robert E. Holdsworth 33 Chestnut Trail Flemington, NJ, 08822	30,200,000(1)	61.62%
Common Stock	ACS Inc. James Scott(2) 500 Office Center Drive Fort Washington, PA 19034	5,500,000(1)	11.05%
Common Stock	All Executive Officers and Directors as a Group	30,400,000(1)	61.09%
Common Stock	John Gerace 646 FRIAR DRVIE YARDLEY, PA 19067	200,000(1)	.40%

(1)	Based on 49,761,205 shares as of April 13, 2011.
(2)	James Scott, the owner of ACS, Inc., is the beneficial owner of 5,500,000 shares of common stock of the Company.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include ordinary shares issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Change in Control

The Company’s management is not aware of any arrangement that might result in a change in control of our company in the future.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Corporate Governance

We currently act with two directors consisting of John Gerace and Robert Holdsworth.

The Company’s Board of Directors do not have a standing, compensation or nominating committee, as the entire board of directors acts in such capacities and as mentioned above, the board adopted a resolution that it would act as the audit committee.  The board believes that its members are capable of analyzing and evaluating the Company’s financial statements and understanding internal controls and procedures for financial reporting. The board of directors believes it is not necessary to have a standing audit, compensation, or nominating committee, and they believe that the functions of such committees can be adequately performed by the board, consisting of John Gerace and Robert Holdsworth.  In addition, the board believes that retaining one or more additional directors who would qualify as independent as defined in Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules would be overly costly and burdensome and is not warranted in the circumstances given the early stages of the Company’s development.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents a summary of fees billed to the Company from its principal independent accounts for professional services rendered for the years ended December 31, 2010 and 2009.

	December 31,	December 31,
	2010	2009

Audit fee	$17,300	$21,486
Audit related fees	0	0
Tax fees	0	0
All other fees	5,550	750
TOTAL	$22,850	$22,236

Audit Fees

Audit fees expensed for Silberstein Ungar, PLLC, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K for the years ended December 31, 2010 and 2009, was $17,300 and $21,486, respectively.

Audit Related Fees

For the years ended December 31, 2010 and 2009, the aggregate fees expenses for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $-0- and $-0-,  respectively.

Tax Fees

For the years ended December 31, 2010 and 2009, the aggregate fees expensed for tax fees was $-0- and $0-, respectively.

All Other Fees

Fees billed by Silberstein Ungar, PLLC, not related to audit as described above, during the years ended December 31, 2010 and 2009, were $5,550 and $750, respectively, and these fees are related to the Company’s SEC fillings on FORM S-1.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence.  Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by Silberstein Ungar, PLLC and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Silberstein Ungar, PLLC.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE

ENERGY EDGE TECHNOLOGIES CORPORATION

TABLE OF CONTENTS

DECEMBER 31, 2010

Report of Independent Registered Public Accounting Firm            F-1

Balance Sheets as of December 31, 2010 and 2009                         F-2

Statements of Operations for the years ended

December 31, 2010 and 2009                                                           F-3

Statement of Stockholders’ Equity (Deficit) as of

December 31, 2010                                                                           F-4

Statements of Cash Flows for the years ended

December 31, 2010 and 2009                                                           F-5

Notes to the Financial Statements                                         F-6 - F-12

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Energy Edge Technologies Corporation

Bridgewater, New Jersey

We have audited the accompanying balance sheets of Energy Edge Technologies Corporation (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Edge Technologies Corporation as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company has limited working capital, and has incurred a significant loss from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 10. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 11, 2011

ENERGY EDGE TECHNOLOGIES CORPORATION

BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009

ASSETS	2010	2009
Current assets
Cash and cash equivalents	$ 55,510	$ 4,544
Contract receivables	5,940	210,460
Costs and estimated earnings in excess of billings on uncompleted contracts	45,362	9,554
Accounts receivable - other	18,826	-
Prepaid consulting fees	50,000	-
Total Current Assets	175,638	224,558

Property and equipment
Computers and equipment	10,640	2,690
Less: accumulated depreciation	(2,162)	(556)
Total property and equipment (net)	8,478	2,134

TOTAL ASSETS	$ 184,116	$ 226,692

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable	$ 18,192	$ 16,485
Accrued expenses and other current liabilities	155,783	46,608
Billings in excess of costs and estimated earnings on uncompleted contracts	-	206,871
Total Liabilities	173,975	269,964

Stockholders’ Equity (Deficit)
Common stock, $.00001 par value, 100,000,000 shares authorized, 48,986,825 shares issued and outstanding (30,000,000 – 2009)	490	1,500
Additional paid in capital	1,639,238	(44,772)
Accumulated deficit	(1,629,587)	-

Total Stockholders’ Equity (Deficit)	10,141	(43,272)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 184,116	$ 226,692

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

CONTRACT REVENUES	$ 668,380	$ 902,148

CONTRACT COSTS	549,727	577,708

GROSS PROFIT	118,653	324,440

OPERATING EXPENSES
Compensation	350,924	-
Consulting services	1,060,300	10,000
Professional fees	138,263	6,467
Director fees	80,000	-
General & administrative expenses	112,161	98,382
TOTAL OPERATING EXPENSES	1,741,648	114,849

INCOME FROM OPERATIONS	(1,622,995)	209,591

OTHER INCOME (EXPENSE)
Interest expense	(6,592)	(5,325)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,629,587)	204,266

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$ (1,629,587)	$ 204,266

INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$ (0.04)	$ 0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	42,175,903	30,000,000

DIVIDENDS PER SHARE	$ 0.00	$ 0.01

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

AS OF DECEMBER 31, 2010

	Common Stock		Additional Paid in	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2008	30,000,000	$ 1,500	$ 0	$ (87,996)	$ (86,496)

Net income for the year ended December 31, 2008	-	-	-	290,156	290,156

Shareholder distributions	-	-	-	(213,077)	(213,077)

Balance, December 31, 2008	30,000,000	1,500	0	(10,917)	(9,417)

Net income for the year ended December 31, 2009	-	-	-	204,266	204,266

Shareholder distributions	-	-	-	(238,121)	(238,121)

Revocation of S Corporation status as of December 31, 2009	-	-	(44,772)	44,772	-

Balance, December 31, 2009	30,000,000	1,500	(44,772)	0	(43,272)

Par value change	-	(1,500)	1,500	-	-

Issuance of shares for services for nominal consideration treated as a stock split	-	300	-	-	300

Issuance of shares under private placement at $.10 per share	3,127,000	31	312,669	-	312,700

Issuance of shares under private placement at $.05 per share	1,000,000	10	49,990	-	50,000

Issuance of shares under private placement at $.08 per share	2,050,000	21	164,979	-	165,000

Issuance of shares to pay equity issuance commissions	664,000	7	66,393	-	66,400

Equity issuance costs	-	-	(66,400)	-	(66,400)

Issuance of shares to board members at $.10 per share	800,000	8	79,992	-	80,000

Issuance of shares for services valued at $900,000	9,000,000	90	899,910	-	900,000

Issuance of shares for services valued at $75,000	1,345,825	13	74,987	-	75,000

Issuance of shares for services valued at $100,000	1,000,000	10	99,990	-	100,000

Net loss for the year ended December 31, 2010	-	-	-	(1,629,587)	(1629,587)

Balance, December 31, 2010	48,986,825	$ 490	$ 1,639,238	$ (1,629,587)	$ 10,141

The accompanying notes are an integral part of these financial statements.

 ENERGY EDGE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ (1,629,587)	$ 204,266
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,606	383
Shares issued for services	1,155,300	-
Changes in assets and liabilities:
Contract receivables	204,520	(174,979)
Costs and estimated earnings in excess of billings on uncompleted contracts	(35,808)	(9,154)
Accounts receivable – other	(18,826)	-
Prepaid consulting fees	(50,000)	-
Accounts payable	1,707	(6,638)
Billings in excess of costs and estimated earnings on uncompleted contracts	(206,871)	206,871
Sales tax payable	-	15,082
Accrued expenses and other current liabilities	109,175	(7,128)
Cash flows provided by (used in) operating activities	(468,784)	228,703

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,950)	(1,280)
Cash flows used in investing activities	(7,950)	(1,280)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	527,700	(238,121)
Cash flows provided by (used) in financing activities	527,700	(238,121)

NET INCREASE (DECREASE) IN CASH	50,966	(10,698)
Cash, beginning of the period	4,544	15,242
Cash, end of the period	$ 55,510	$ 4,544

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 6,592	$ 5,325
Income taxes paid	$ 0	$ 0

The accompanying notes are an integral part of these financial statements

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 – NATURE OF OPERATIONS

Energy Edge Technologies Corporation (“Energy Edge” and the “Company”) was incorporated in New Jersey in January, 2004 and was in the development stage until January 1, 2008 when the assets, liabilities, and operations of a sole proprietorship controlled by the Company’s sold stockholder were transferred in. The Company provides energy engineering and services specializing in the development and implementation of advanced, turnkey projects to reduce energy losses and increase the efficiency of new and existing buildings.  The Company is comprised of professional and industrial engineers, Leadership in Energy and Environmental Design (“LEED”) Accredited Professionals, and Green Building Coalition Certifying Agents.  Energy Edge is a Clean Energy Pay for Performance Partner and a Smart Start Building Trade Ally.  The Company’s custom designed projects are developed using proprietary methods and maximize energy savings by treating an entire facility based on its unique features and electricity and gas usage.

The Company applies a whole facility approach to energy cost reduction by applying different technologies and engineering approaches to treat most of the various energy consuming loads across facility such as lighting, HVAC, refrigeration and production equipment.  The energy projects developed and implemented by the Company are ideal for virtually any type of facility and have successfully resulted in tremendous savings in manufacturing plants, hospitals, entertainment venues, office buildings, restaurants, warehouses, etc.

Revenues come primarily from engineering survey work and turnkey energy projects where the company takes responsibility for equipment procurement, installation labor, utility rebates, tax incentives, pre and post survey work, waste removal, certifications, and ongoing measurement and verification of results.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

Energy Edge uses the accrual basis of accounting for financial statement reporting. Accordingly, revenues are recognized when products are delivered and services are rendered, and expenses are recognized when the obligation is incurred. The Company recognizes revenues from contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. The Company has selected a December 31 year end.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, receivables, costs and estimated earnings in excess of billings on uncompleted contracts, prepaid consulting fees, accounts payable, accrued expenses, sales tax payable, accrued expenses and other current liabilities. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Contract Receivables

Contract receivables are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. Contract receivables are written off when they are determined to be uncollectible.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the year. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

In addition, the Company extends credit to customers in the normal course of business. The Company monitors the account receivable balances and does not expect significant collection problems.

Revenue Recognition

The Company recognizes revenues from contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. No profit is recognized on change orders until they have been approved by the customer.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2010, there have been no interest or penalties incurred on income taxes.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

Prior to 2010, the Company, with the consent of its shareholder, had elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code. Instead of paying federal corporate income taxes, the shareholders of an S Corporation are taxed individually on their proportionate share of the Company’s taxable income.

Effective January 1, 2010, the Company revoked its S Corporation status and will be taxed as a C Corporation going forward.

If the Company had been taxed as a C Corporation for the year ended December 31, 2009, the Balance Sheet and Income Statement at December 31, 2009 would have appeared as follows:

	Historical Financial Statements	Proforma Income Tax Adjustments	Proforma Financial Statements
	Dec 31, 2009	Dec 31, 2009	Dec 31, 2009
CONDENSED BALANCE SHEET:
Total assets	$ 226,692	$ -	$ 226,692

Current liabilities	269,964	69,450	339,414
Stockholder’s (deficit)	(43,272)	(69,450)	(112,722)
Total liabilities and stockholder’s (deficit)	$ 226,692	-	$ 226,692

CONDENSED STATEMENT OF OPERATIONS:
Contract revenues	902,148		902,148
Contract costs	577,708		577,708
Gross profit	324,440		324,440
Operating expenses	114,849		114,849
Income from operations	209,591		209,591
Other expense	5,325		5,325
Income before income tax provision	204,266		204,266
Provision for income tax	0	69,450	69,450
Net income	$ 204,266	$ (69,450)	$ 134,816

Basic and diluted earnings per share	$ .01		$ .00
Weighted average common shares outstanding: Basic and diluted	30,000,000		30,000,000

Research and Development

The Company has not incurred any research and development costs to date.

Recent Accounting Pronouncements

Energy Edge does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value. As of December 31, 2010, the Company has not issued any stock-based payments to its employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company issued 12,809,825 shares to consultants or other non-employees in 2010. The shares were valued at $1,221,400 including $50,000 classified as prepaid consulting fees, $66,400 classified as equity issuance costs, and $1,105,000 charged to consulting expense in the current period.

NOTE 3 – PREPAID CONSULTING FEES

The Company has retained a consultant for the period from July 1, 2010 to June 30, 2011 to increase revenues by enhancing and expanding the Company’s sales network. The consultant was issued 1,000,000 shares of stock valued at $100,000. The consulting fees are being amortized over the 12 month term of the contract. At December 31, 2010, $50,000 has been added to consulting expense and $50,000 has been classified as a prepaid expense.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s policy is to depreciate the cost of property and equipment over the estimated useful lives of the assets by use of the straight-line method. The office equipment presently owned by the Company is being depreciated over an estimated useful life of five years. Depreciation expense for years ended 2010 and 2009 was $1,606 and $383, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31, 2010 and December 31, 2009:

	2010	2009
Credit card balances	$ 8,667	$ 31,526
Accrued professional fees	16,400	-
Accrued interest	2,050	-
Payroll taxes payable	113,584	-
Sales tax payable	15,082	15,082
Total accrued expenses and other current liabilities	$ 155,783	$ 46,608

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 6 – STOCKHOLDER’S EQUITY

On March 26, 2010, the Company amended its Articles of Incorporation to increase the number of authorized shares to 100,000,000 with a par value of $.00001.

The Company originally issued 1,500 no par value common shares to its founder. On May 10, 2010, the Company issued an additional 29,998,500 shares of common stock in payment of services provided by the founder of the Company. Since nominal consideration was received for the shares, these financial statements have treated the transaction as if it were a stock split. Accordingly, all share and per share data has been adjusted to reflect such stock split.

In April and May, 2010, the Company sold 1,425,000 shares of common stock at $.10 per share under a private placement to unrelated third parties for total proceeds of $142,500.

In May, 2010, the Company sold 1,000,000 shares of common stock at $.05 per share under a private placement to an unrelated third party for total proceeds of $50,000.

On June 17, 2010, the Company issued 9,000,000 common shares valued at $.10 per share for business consulting services.

On June 17, 2010, the Company issued 600,000 common shares valued at $.10 per share in payment of equity issuance costs.

On June 28, 2010, the Company issued 800,000 common shares valued at $.10 per share to four members of the Board of Directors in payment of directors’ fees.

During July, August, and September, 2010, the Company sold 1,482,000 shares of common stock at $.10 per share under a private placement to unrelated third parties for total proceeds of $148,200.

On August 2, 2010, the Company issued 1,345,825 common shares valued at $75,000 for legal services rendered to the Company.

On August 23, 2010, the Company issued 64,000 common shares at $.10 per in payment of equity issuance costs.

On September 28, 2010, the Company issued 1,000,000 shares valued at $10 per share for business consulting services.

On October 7, 2010, the Company sold 2,050,000 shares of common stock at approximately $.08 per share under a private placement to an unrelated third party for total proceeds of $165,000.

During October, November and December, 2010, the Company sold 220,000 shares of common stock at $.10 per share under a private placement to unrelated third parties for total proceeds of $22,000.

As of December 31, 2010, the company has no warrants or options outstanding.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 7 – INCOME TAXES

The Company was previously taxed as an S Corporation under the provisions of the Internal Revenue Code. Effective January 1, 2010, the Company revoked its S Corporation status and is now taxed as a regular corporation.

For the period ended December 31, 2010, the Company has incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset was generated by the loss carry-forward of approximately $1,500,000 at December 31, 2010, and will expire in 2030.

As of December 31, 2010, the Company had net operating loss carry forwards of approximately $1,500,000 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following at December 31:

2010
Federal income tax attributable to:
Current operations	$ 522,000
Less: valuation allowance	(522,000)
Net provision for Federal income taxes	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2010
Deferred tax asset attributable to:
Net operating loss carryover	$ 522,000
Less: valuation allowance	(522,000)
Net deferred tax asset	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,500,000 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real property as of December 31, 2010. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 9 – GOING CONCERN

The Company has limited working capital, and has suffered a significant loss from operations.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Energy Edge Technologies Corporation to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations or acquiring or merging with a profitable company.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirements; however, there can be no assurance the Company will be successful in these efforts.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were issued, April 11, 2011, and has determined it does not have any material subsequent events to disclose.

Item 6.      Exhibits and Reports of Form 8-K.

During the quarter ending December 31, 2010, the Company did not file any Form 8Ks.  The Company filed a Form S-1 on June 29, 2010, and this was declared effective by the Securities and Exchange Commission on February 14, 2011.

Exhibit No.	Description
3.1	Articles of Incorporation of the Company
3.2	Bylaws of the Company
3.3	Articles of Amendment of the Company
10.1	Regus HQ Office Agreement
10.2	Sales Agreement between Precision Medical Products, Inc. and the Company
10.3	Yuengling Brewing Co. of Tampa, Inc. Purchase Order
10.4	Pepperidge Farm, Inc. Purchase Order
10.6	Independent Reseller Agreement between HY_SAVE and the Company
10.7	Channel Partner Agreement between EnerNOC, Inc. and the Company
10.9	Glacial Energy Agreement
10.10	eCube Independent Sales Rep Agreement
10.11	Victaulic Engineering PO
10.12	Board Member Agreement – Robert Holdsworth
10.13	Board Member Agreement – John J. Gerace, Ph.D
10.14	Insurance Agreement with Lloyds of London
10.15	Mangar Industries Invoice
10.16	Form of Company Independent Contractor Agreement
14.1	Code of Ethics
31.1	Certification of Robert Holdsworth, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert Holdsworth, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Robert Holdsworth, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert Holdsworth, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All of the above listed exhibits (with the exception of exhibits 31.1, 31.2, 32.1, and 32.2 filed herewith) were filed with the Registration filed on Form S-1 on June 29, 2010, and its associated Amendments.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY EDGE TECHNOLOGIES CORPORATION

By:
Robert Holdsworth
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)
Date: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
Robert Holdsworth
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: April 15, 2011

By:
Robert Holdsworth
Chief Financial Officer
Date: April 15, 2011