Form 10-Q
period 2011-03-31
ENERGY EDGE TECHNOLOGIES CORP.
filed 2011-05-23
CIK 1495230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-167853

ENERGY EDGE TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey	52-2439239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Route 22 East, Suite 2000
Bridgewater, New Jersey	08807
(Address of principal executive offices)	(Zip Code)

(888) 729-5722 x 100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The number of shares of Common Stock, $0.01 par value, outstanding on November 12, 2010 was 40,200,000.

ENERGY EDGE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENERGY EDGE TECHNOLOGIES CORPORATION

BALANCE SHEETS (unaudited)

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31,	December 31,
ASSETS	2011	2010
Current assets
Cash and cash equivalents	$ 9,041	$ 55,510
Contract receivables	289,022	5,940
Costs and estimated earnings in excess of billings on uncompleted contracts		45,362
Accounts receivable - other	9,261	18,826
Prepaid consulting fees	25,000	50,000
Total Current Assets	332,324	175,638

Property and equipment
Computers and equipment	10,640	10,640
Less: accumulated depreciation	(2,591)	(2,162)
Total property and equipment (net)	8,049	8,478

TOTAL ASSETS	$ 340,373	$ 184,116

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable	$ 24,433	$ 18,192
Accrued expenses and other current liabilities	214,558	155,783
Billings in excess of costs and estimated earnings on uncompleted contracts	166,791	-
Total Liabilities	405,782	173,975

Stockholders’ Equity (Deficit)
Common stock, $.00001 par value, 100,000,000 shares authorized, 49,761,205 shares issued and outstanding (1,500 – 2010)	498	490
Additional paid in capital	1,716,668	1,639,238
Accumulated deficit	(1,782,575)	(1,629,587)

Total Stockholders’ Equity (Deficit)	(65,409)	10,141

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 340,373	$ 184,116

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011	2010

CONTRACT REVENUES	$ 209,646	$ 311,459

CONTRACT COSTS	153,123	165,529

GROSS PROFIT	56,523	145,930

OPERATING EXPENSES
Compensation	48,750	-
Consulting services	33,000	-
Professional fees	88,582	-
General & administrative expenses	35,712	34,979
TOTAL OPERATING EXPENSES	206,044	34,979

(LOSS) INCOME FROM OPERATIONS	(149,521)	110,951

OTHER INCOME (EXPENSE)
Interest expense	(3,467)	(1,076)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(152,988)	109,875

PROVISION FOR INCOME TAXES	-	-

NET (LOSS) INCOME	$ (152,988)	$ 109,875

(LOSS) INCOME PER SHARE: BASIC AND DILUTED	$ (0.003)	$ 0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	49,761,205	1,500

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

AS OF MARCH 31, 2011

	Common Stock		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2011	48,986,825	$ 490	$ 1,639,238	$ (1,629,587)	$ 10,141

Issuance of shares for services valued at $.10 per share	20,000	0	2,000	-	2,000

Issuance of shares under private placement at $.10 per share	30,000	0	3,000	-	3,000

Issuance of shares for legal services valued at$.10 per share	180,000	2	17,998	-	18,000

Issuance of shares for legal services valued at$.10 per share	544,380	5	54,433	-	54,438

Net loss for the period ended March 31, 2011	-	-	-	(152,988)	(152,988)

Balance, March 31, 2011	49,761,205	$ 498	$ 1,716,668	$ (1,782,575)	$ (65,409)

The accompanying notes are an integral part of these financial statements.

 ENERGY EDGE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the period	$ (152,988)	$ 109,875
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	429	402
Shares issued for services	74,438	-
Changes in assets and liabilities:
Contract receivables	(283,081)	210,460
Costs and estimated earnings in excess of billings on uncompleted contracts	45,362	9,554
Accounts receivable - other	9,565	-
Prepaid consulting fees	25,000	-
Accounts payable	6,242	(16,485)
Billings in excess of costs and estimated earnings on uncompleted contracts	166,791	(152,715)
Payroll liabilities	(8,111)	-
Accrued expenses and other current liabilities	66,884	(3,095)
Cash flows (used in) provided by operating activities	(49,469)	157,996

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(7,950)
Cash flows used in investing activities	-	(7,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	-	(111,588)
Proceeds from the sale of common stock	3,000	-
Cash flows provided by (used) in financing activities	3,000	(111,588)

NET INCREASE (DECREASE) IN CASH	(46,469)	38,458
Cash, beginning of the period	55,510	4,544
Cash, end of the period	$ 9,041	$ 43,002

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 3,467	$ 1,076
Income taxes paid	$ 1,500	$ 0

The accompanying notes are an integral part of these financial statements

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011

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

The Company applies a whole facility approach to energy cost reduction by applying different technologies and engineering approaches to treat most of the various electrical and gas consuming loads across facility such as lighting, HVAC, refrigeration and production equipment.  The energy projects developed and implemented by the Company are ideal for virtually any type of facility and have successfully resulted in tremendous savings in manufacturing plants, hospitals, entertainment venues, office buildings, restaurants, warehouses, etc.

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

MARCH 31, 2011

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2011, there have been no interest or penalties incurred on income taxes.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011

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

Stock-Based Compensation

The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value. As of March 31, 2011, the Company has not issued any stock-based payments to its employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company issued 744,380 shares to consultants or other non-employees to date in 2011. The shares were valued at $74,438 including $2,000 charged to consulting expense and $72,438 charged to legal fees in the current period.

NOTE 3 – PREPAID CONSULTING FEES

The Company has retained a consultant for the period from July 1, 2010 to June 30, 2011 to increase revenues by enhancing and expanding the Company’s sales network. The consultant was issued 1,000,000 shares of stock valued at $100,000. The consulting fees are being amortized over the 12 month term of the contract. At March 31, 2011, $25,000 has been charged to consulting expense and $25,000 has been classified as a prepaid expense.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s policy is to depreciate the cost of property and equipment over the estimated useful lives of the assets by use of the straight-line method. The office equipment presently owned by the Company is being depreciated over an estimated useful life of five years. Depreciation expense for the periods ended March 31, 2011 and 2010 was $429 and $402, respectively.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Accrued penalties	$ 8,667	$ -
Credit card balances	-	8,667
Accrued professional fees	14,148	16,400
Accrued interest	4,117	2,050
Accrued payroll	16,250	-
Payroll taxes payable	106,717	113,584
Accrued WIP	49,577	-
Sales tax payable	15,082	15,082
Total accrued expenses and other current liabilities	$ 214,558	$ 155,783

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

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 6 – STOCKHOLDER’S EQUITY (CONTINUED)

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

In the first quarter of 2011, the Company issued 744,380 shares of common stock to consultants or other non-employees for business consulting or legal services.  In addition, 30,000 shares of common stock were sold at $0.10 per share, under a private placement to an unrelated third party for total proceeds of $3,000.

As of March 31, 2011, the company has no warrants or options outstanding.

NOTE 7 – INCOME TAXES

The Company was previously taxed as an S Corporation under the provisions of the Internal Revenue Code. Effective January 1, 2010, the Company revoked its S Corporation status and is now taxed as a regular corporation.

For the period ended March 31, 2011, the Company has incurred a net loss and, therefore, has no tax liability.

As of March 31, 2011, the Company had cumulative net operating loss carry forwards of approximately $1,653,000 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following at March 31, 2011 and 2010:

	2011	2010
Federal income tax benefit attributable to:
Current operations	$ 52,000	$ 0
Less: valuation allowance	(52,000)	0
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31,	December 31,
	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$ 574,000	$ 522,000
Less: valuation allowance	(574,000)	(522,000)
Net deferred tax asset	$ 0	$ 0

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 7 – INCOME TAXES (CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,653,000 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real property as of March 31, 2011. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.

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

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were issued, May 19, 2011, and has determined it does not have any material subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this report, unless the context indicates otherwise, the terms "Energy Edge," "Company," "we," "us," and "our" refer to Energy Edge Technologies Corporation, a New Jersey corporation, and its wholly-owned subsidiaries.

Note regarding forward – looking statements

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

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104. All of the following criteria must exist in order for us to recognize revenue:

1. Persuasive evidence of an arrangement exists;

2. Delivery has occurred;

3. The seller's price to the buyer is fixed or determinable; and

4. Collectability is reasonably assured.

The majority of the Company's revenue results from sales contracts with direct customers and revenues are generated upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations – Three Months Ended March 31, 2011 as Compared to Three Months Ended March 31, 2010.

The following table summarizes the results of our operations during the three-month period ended March 31, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2011 to the three-month period ended March 31, 2010.

	Three Months ended March 31,
	2011	2010	Increase (decrease）	% Change
Revenue	$209,646	$311,459	$(101,813)	(32.7)%
Cost of sales	153,123	165,529	(12,406)	(7.5)%
Gross profit	56,523	145,930	(89,407)	(61.3)%
General & administrative	124,294	34,979	89,315	255.3%
Sales & marketing	81,750	0	81,750	N/A %
(Loss) Income from operations	(149,521)	110,951	(260,202)	(234.5)%
Other expense	3,467	1,076	2,391	222.2%
Provision for taxation	0	0	0	N/A %

Net (loss) income	(152,988)	109,875	(262,863)	(239.2)%

Revenues

Sales revenue decreased from $311,459 in the three months ended March 31, 2010 to $209,646 in the same period in 2011, representing a 32.7% decrease.

Cost of sales and gross margin

Cost of sales decreased from $165,529 in the three months ended March of 2010 to $153,123 in the same period in 2011, representing a 7.5% decrease. The gross profit percent decreased from 46.9% in the three months ended March 31, 2010 to 27.0% in the same period in 2011. It was mainly attributable to the timing of costs incurred compared to the progress in certain jobs where revenue was not yet recognized.

Sales and marketing

Sales and marketing expenses were $81,750 in the three months ended March 31, 2111 as compared to zero in the prior period.  The increase in sales and marketing expenses is attributable to the fact that, in an effort to significantly increase top line revenue, the Company is aggressively engaging in efforts to increase brand awareness, expand its sales force and territories, and enhance its online presence and visibility.

General and administrative

General and administrative expenses increased from $34,979 in the three months ended March 31, 2010 to $124,294 for the same period in 2011, representing an increase of $89,315 or 255.3%. The increase was mainly due to the Company incurring professional fees of $88,582 related to its legal costs of being a public company.

Net (loss)

Net loss for the three months ended March 31, 2011 was $(149,521) as compared to net income of $109,875 in the same period of 2010. The decrease was mainly attributable to the decrease in sales, gross margin and in increase in professional fees.

Liquidity and Capital Resources

For the three months ended March 31, 2011, we used $49,469 in cash flow from operating activities compared to generating $157,966 in cash flow for the three months ended March 31, 2010, primarily due to a net loss of $152,988. The net loss was primarily attributable to a decline in revenue and gross margin and increased expenses from common shares issued for services. The Company also recorded an increase in contract receivables of $283,081 and an increase in billings in excess of costs of $166,791, all of which impacted cash used by operating activities. Financing activities generated $3,000 reflecting proceeds from the sale of stock.

The Company has no debt outstanding at either March 31, 2011 or December 31, 2010 and has no current plans to seek debt financing.

Cash and cash equivalents were $9,041 as of March 31, 2011 compared to $55,510 as of December 31, 2010.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 and 2010, and concluded that, as of March 31, 2011 and 2010, our internal control over financial reporting was effective.

Management's assessment report was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 1A.  RISK FACTORS

No material change since the filing of the Company’s Form 10-K with the Securities and Exchange Commission on April 15, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2011, the Company sold 30,000 shares in a private placement for $0.10 per share and issued 744,380 shares for professional services.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended March 31, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED].

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY EDGE TECHNOLOGIES CORPORATION

(Registrant)

By:

/s/ Joe Ragosta

 Joe Ragosta

Chief Executive Officer, President, and Director

Date: May 20, 2011

By:

 /s/ Robert Holdsworth

 Robert Holdsworth

Chief Financial Officer

Date: May 20, 2011