Form 10-Q
period 2011-06-30
ENERGY EDGE TECHNOLOGIES CORP.
filed 2011-08-15
CIK 1495230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The number of shares of Common Stock, $0.01 par value, outstanding on June 30, 2011 was 52,761,205.

ENERGY EDGE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENERGY EDGE TECHNOLOGIES CORPORATION

BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

ASSETS	June 30, 2011 (Unaudited)	December 31, 2010
Current assets
Cash and cash equivalents	$ 14,555	$ 55,510
Contract receivables	767,597	5,940
Loan receivable – related party	9,261	18,826
Prepaid consulting fees	237,600	50,000
Costs and estimated earnings in excess of billings on uncompleted contracts	-	45,362
Total Current Assets	1,029,013	175,638

Property and equipment
Computers and equipment	10,640	10,640
Less: accumulated depreciation	(3,020)	(2,162)
Total property and equipment (net)	7,620	8,478

Total Assets	$ 1,036,633	$ 184,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$ 26,563	$ 18,192
Accrued expenses and other current liabilities	222,871	155,783
Billings in excess of costs and estimated earnings on uncompleted contracts	480,297	-
Total Liabilities	729,731	173,975

Stockholders’ equity
Common stock, .00001 par value, 100,000,000 shares authorized, 52,761,205 shares issued and outstanding (1,500 - 2010)	528	490
Additional paid in capital	2,016,638	1,639,238
Accumulated deficit	(1,710,264)	(1,629,587)

Total Stockholders’ Equity	306,902	10,141

Total Liabilities and Stockholders’ Equity	$1,036,633	$ 184,116

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2011 and 2010

 (unaudited)

	Three months ended June 30, 2011 (Unaudited)	Three months ended June 30, 2010 (Unaudited)	Six months ended June 30, 2011 (Unaudited)	Six months ended June 30, 2010 (Unaudited)

CONTRACT REVENUES	$ 285,922	$ 264,765	$ 495,568	$ 576,224

CONTRACT COSTS	(17,236)	243,692	135,886	409,221

GROSS PROFIT	303,158	21,073	359,682	167,003

OPERATING EXPENSES
Wages - officers	85,525	46,655	134,275	158,243
Consulting fees	57,400	530,300	90,400	530,300
Directors fees	-	80,000	-	80,000
Professional fees	52,819	-	141,401	-
General & administrative expenses	28,741	55,320	64,453	99,275
TOTAL OPERATING EXPENSES	224,485	712,275	430,529	867,818

INCOME FROM OPERATIONS	78,673	(691,202)	(70,847)	(700,815)

OTHER INCOME (EXPENSE)
Interest expense	(6,363)	(1,207)	(9,830)	(2,283)

(LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	72,310	(692,409)	(80,677)	(703,098)

INCOME TAX PROVISION (BENEFIT)
Current	-	-	-	-
Deferred	-	(302,000)	-	(302,000)

NET (LOSS)	$ 72,310	$ (390,409)	$ (80,677)	$ (401,098)

BASIC AND DILUTED EARNINGS PER SHARE	$ .00	$ (.01)	$ (.00)	$ (.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	51,261,205	32,874,835	50,874,015	31,272,582

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

AS OF JUNE 20, 2011

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2011	48,986,825	$ 490	$1,639,238	$ (1,629,587)	$ 10,141

Issuance of shares for services at $.10 per share	20,000	0	2,000	-	2,000

Issuance of shares under private placement at $.10 per share	30,000	0	3,000	-	3,000

Issuance of shares for legal services at $.10 per share	180,000	2	17,998	-	18,000

Issuance of shares for legal services at $.10 per share	544,380	5	54,433	-	54,438

Issuance of shares for sales commission at $.10 per share	2,700,000	27	269,973	-	270,000

Insurance of shares under private Placement at $.10 per share	50,000	1	4,999	-	5,000

Issuance of shares to for legal services at $.10 per share	250,000	3	24,997	-	25,000

Net loss for the six months ended June 30, 2011	-	-	-	(80,677)	(80,677)

Balance, June 30, 2011	52,761,205	$ 528	$ 2,016,638	$ (1,710,264)	$ 306,902

The accompanying notes are an integral part of these financial statements.

 ENERGY EDGE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	For the six months ended June 30, 2011 (Unaudited)	For the six months ended June 30, 2010 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ (80,677)	$ (401,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	859	804
Issuance of stock for services	369,438	530,300
Deferred income tax	-	(302,000)
Changes in assets and liabilities:
Contract receivables	(761,657)	134,929
Accounts receivable – other	9,565	-
Prepaid job supplies	-	(15,000)
Prepaid consulting fees	(187,600)	-
Costs and estimated earnings in excess of billings on uncompleted contracts	45,362	9,554
Accounts payable	8,372	7,321
Billings in excess of costs and estimated earnings on uncompleted contracts	480,297	(157,971)
Payroll liabilities	(7,078)	-
Accrued expenses and other current liabilities	74,164	66,745
Cash flows from (used in) operating activities	(48,955)	(126,416)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to related party	-	(50,074)
Purchase of property and equipment	-	(7,950)
Cash flows from (used in) investing activities	-	(58,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements	8,000	192,500
Cash flows from (used in) in financing activities	8,000	192,500

NET INCREASE (DECREASE) IN CASH	(40,955)	8,060
Cash, beginning of the period	55,510	4,544
Cash, end of the period	$ 14,555	$ 12,604

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 2,638	$ 2,283
Income taxes paid	$ 0	$ 0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid consulting services	$ 0	$ 450,000

The accompanying notes are an integral part of these financial statements

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form S-1 filed with the SEC as of and for the period ended December 31, 2010. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

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

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, contract receivables, related party loan receivable, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts, sales tax payable and accrued expenses. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Contract Receivables

Contract receivables are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. Contract receivables are written off when they are determined to be uncollectible.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

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

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company uses the asset and liability method of accounting of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized.  To the extent we believe that realization is not likely, we establish a valuation allowance.

Revocation of S Corporation Status

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

Stock-Based Compensation

The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.  As of June 30, 2011, the Company has not issued any stock-based payments to its employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Aquiring, or in Conjunction with Selling Good and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The Company issued 3,694,380 shares to consultants or other nonemployees to date in 2011.  The shares were valued at $369,438 including $34,400 charged to consulting expense, $237,600 to prepaid consulting services and $97,438 charged to legal fees in the current year.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to depreciate the cost of property and equipment over the estimated useful lives of the assets by use of the straight-line method. The office equipment presently owned by the Company is being depreciated over an estimated useful life of five years.

Depreciation expense for the six months ended June 30, 2011 and 2010 was $859 and $804, respectively.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Accrued penalties	$ 8,667	$ -
Credit card balances	-	8,667
Accrued professional fees	13,400	16,400
Accrued interest	9,242	2,050
Accrued payroll	69,972	-
Payroll taxes payable	106,508	113,584
Sales tax payable	15,082	15,082
Total accrued expenses and other current liabilities	$ 222,871	$ 155,783

NOTE 5 – STOCKHOLDER’S EQUITY

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

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 5 – STOCKHOLDER’S EQUITY (CONTINUED)

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

In the second quarter of 2011, the Company issued 2,950,000 shares of common stock to consultants or other non-employees for business consulting and legal services.  In addition, 50,000 shares of common stock were sold at $.10 per share to the Chief Executive Officer.

As of June 30, 2011, the company has no warrants or options outstanding.

NOTE 6 – INCOME TAXES

The Company was previously taxed as an S Corporation under the provisions of the Internal Revenue Code. Effective January 1, 2010, the Company revoked its S Corporation status and is now taxed as a regular corporation.

For the period ended June 30, 2011, the Company has incurred a net loss and, therefore, has no tax liability.  As of June 30, 2011, the Company had cumulative net operating loss carry forwards of approximately $1,947,864 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the provision for income tax consists of the following at June 30, 2011 and 2010:

	2011	2010
Federal income tax benefit attributable to:
Current operations	$ 27,430	$ 0
Less: valuation allowance	(27,430)	0
Net provision for Federal income taxes	$ 0	$ 0

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 6 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2011	December 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$ 581,490	$ 522,000
Less: valuation allowance	(581,490)	(522,000)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,710,000 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real property as of June 30, 2011. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 8 – GOING CONCERN

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

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were issued, August 1, 2011, and has determined it does not have any material subsequent events to disclose.

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

Results of Operations – Three Months Ended June 30, 2011 as Compared to Three Months Ended June 30, 2010.

The following table summarizes the results of our operations during the six-month period and three-month period ended June 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the respective period.

	Six Months ended June 30,

	2011	2010	Increase (decrease）	% Change
Revenue	$495,568	$576,224	$(80,656)	(14.0)%
Cost of sales	135,886	409,221	(273,335)	(66.8)%
Gross profit	359,682	167,003	192,679	115.4%
General & administrative	205,854	867,818	(661,964)	(76.3)%
Sales & marketing	224,675	0	224,675	N/A %
Loss from operations	(70,847)	(700,815)	629,968	89.9%
Other expense	9,830	2,283	7,547	330.6%
Provision for taxation	0	(302,000)	302,000	100.0%

Net loss	(80,677)	(401,098)	320,421	79.9%

	Three Months ended June 30,
	2011	2010	Increase (decrease）	% Change
Revenue	$285,922	$264,765	$21,157	8.0%
Cost of sales	(17,236)	243,692	(260,928)	(107.1)%
Gross profit	303,158	21,073	282,085	1338.6%
General & administrative	81,560	712,275	(630,715)	(88.5)%
Sales & marketing	142,925	0	142,925	N/A %
Income (Loss) from operations	78,673	(691,202)	769,875	111.4%
Other expense	6,363	1,207	5,156	427.2%
Provision for taxation	0	(302,000)	302,000	100.0%

Net income (loss)	72,310	(390,409)	462,719	118.5%

Revenues

Sales revenue decreased from $576,224 in the six months ended June 30, 2010 to $495,568 in the same period in 2011, representing a 14.0% decrease.

Sales revenue increased from $264,765 in the three months ended June 30, 2010 to $285,922 in the same period in 2011, representing an 8.0% increase.

Cost of sales and gross margin

Cost of sales decreased from $409,221 in the six months ended June of 2010 to $135,886 in the same period in 2011, representing a 66.8% decrease. The gross profit percent increased from 29.0% in the six months ended June 30, 2010 to 72.6% in the same period in 2011. It was mainly attributable to soft costs incurred at the beginning of the projects that are included in selling, general and administrative expenses.

Cost of sales decreased from $243,692 in the three months ended June of 2010 to $(17,236) in the same period in 2011, representing a 107.1% decrease. The gross profit percent increased from 8.0% in the three months ended June 30, 2010 to 106.0% in the same period in 2011. It was mainly attributable to soft costs incurred at the beginning of the projects that are included in selling, general and administrative expenses.

Sales and marketing

Sales and marketing expenses were $224,675 in the six months ended June 30, 2111 as compared to zero in the prior period.  The increase in sales and marketing expenses is attributable to the fact that, in an effort to significantly increase top line revenue, the Company is aggressively engaging in efforts to increase brand awareness, expand its sales force and territories, and enhance its online presence and visibility.

Sales and marketing expenses were $142,925 in the three months ended June 30, 2111 as compared to zero in the prior period.

General and administrative

General and administrative expenses decreased from $867,818 in the six months ended June 30, 2010 to $205,854 for the same period in 2011, representing a decrease of $661,964 or 76.3%. The decrease was mainly due to one-time consulting services incurred in 2010 in connection with the Company’s public offering.

General and administrative expenses decreased from $712,275 in the three months ended June 30, 2010 to $81,560 for the same period in 2011, representing a decrease of $630,715 or 88.5%. The decrease was mainly due to one-time consulting services incurred in 2010 in connection with the Company’s public offering.

Net income (loss)

Net loss for the six months ended June 30, 2011 was $(80,677) as compared to net loss of $(401,098) in the same period of 2010. The increase was mainly attributable to one-time consulting services incurred in 2010 in connection with the Company’s public offering included in general and administrative expenses.

Net income for the three months ended June 30, 2011 was $72,310 as compared to net loss of $(390,409) in the same period of 2010. The increase was mainly attributable to one-time consulting services incurred in 2010 in connection with the Company’s public offering included in general and administrative expenses.

Liquidity and Capital Resources

For the three months ended June 30 2011, we used $48,955 in cash flow from operating activities compared to using $126,416 in cash flow for the three months ended June 30, 2010, primarily due to issuance of stock for services of $369,438.  The Company also recorded an increase in contract receivables of $761,657 and an increase in billings in excess of costs of $480,297, all of which impacted cash used by operating activities. Financing activities generated $8,000 reflecting proceeds from the sale of stock.

The Company has no debt outstanding at either June 30, 2011 or December 31, 2010 and has no current plans to seek debt financing.

Cash and cash equivalents were $14,555 as of June 30, 2011 compared to $55,510 as of December 31, 2010.

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

By:

/s/ Joe Ragosta

Joe Ragosta

Chief Executive Officer, President, and Director

Date: August 15, 2011

By:

 /s/Robert Holdsworth

Robert Holdsworth

Chief Financial Officer

Date: August 15, 2011