Form 10-Q/A
period 2011-06-30
ENERGY EDGE TECHNOLOGIES CORP.
filed 2011-08-22
CIK 1495230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A
Amendment No. 1

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

This Amendment No. 1 to Form 10-Q is being filed to provide updated and approved financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

ENERGY EDGE TECHNOLOGIES CORPORATION
BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

ASSETS	June 30, 2011 (Unaudited)	December 31, 2010
Current assets
Cash and cash equivalents	$14,555	$55,510
Contract receivables	767,597	5,940
Loan receivable – related party	9,261	18,826
Prepaid consulting fees	237,600	50,000
Costs and estimated earnings in excess of billings on uncompleted contracts	-	45,362
Total Current Assets	1,029,013	175,638

Property and equipment
Computers and equipment	10,640	10,640
Less: accumulated depreciation	(3,020)	(2,162)
Total property and equipment (net)	7,620	8,478

Total Assets	$1,036,633	$184,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$26,563	$18,192
Accrued expenses and other current liabilities	327,461	155,783
Billings in excess of costs and estimated earnings on uncompleted contracts	480,297	-
Total Liabilities	834,321	173,975

Stockholders’ equity (deficit)
Common stock, .00001 par value, 100,000,000 shares authorized, 52,761,205 shares issued and outstanding (1,500 - 2010)	528	490
Additional paid in capital	2,016,638	1,639,238
Accumulated deficit	(1,814,854)	(1,629,587)

Total Stockholders’ Equity	202,312	10,141

Total Liabilities and Stockholders’ Equity	$1,036,633	$184,116

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Three months ended June 30, 2011 (Unaudited)		Three months ended June 30, 2010 (Unaudited)	Six months ended June 30, 2011 (Unaudited)	Six months ended June 30, 2010 (Unaudited)

CONTRACT REVENUES		$285,922	$264,765	$495,568	$576,224

CONTRACT COSTS		87,354	243,692	240,476	409,221

GROSS PROFIT		198,568	21,073	255,092	167,003

OPERATING EXPENSES
Wages - officers		85,525	46,655	134,275	158,243
Consulting fees		57,400	530,300	90,400	530,300
Directors fees		-	80,000	-	80,000
Professional fees		52,819		141,401
General & administrative expenses		28,741	55,320	64,453	99,275
TOTAL OPERATING EXPENSES		224,485	712,275	430,529	867,818

(LOSS) FROM OPERATIONS		(25,917)	(691,202)	(175,437)	(700,815)

OTHER INCOME (EXPENSE)
Interest expense		(6,363)	(1,207)	(9,830)	(2,283)

(LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)		(32,280)	(692,409)	(185,267)	(703,098)

INCOME TAX PROVISION (BENEFIT) Current		-	-	-	-
Deferred		-	(302,000)	-	(302,000)

NET (LOSS)		$(32,280)	$(390,409)	$(185,267)	$(401,098)

BASIC AND DILUTED EARNINGS PER SHARE	$	( .00)	$(.01)	$(.00)	$(.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED		51,261,205	32,874,835	50,874,015	31,272,582

The accompanying notes are an integral part of these financial statements.

 ENERGY EDGE TECHNOLOGIES CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
AS OF JUNE 30, 2011

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2011	48,986,825	$490	$1,639,238	$(1,629,587)	$10,141

Issuance of shares for services at $.10 per share	20,000	0	2,000	-	2,000

Issuance of shares under private placement at $.10 per share	30,000	0	3,000	-	3,000

Issuance of shares for legal services at $.10 per share	180,000	2	17,998	-	18,000

Issuance of shares for legal services at $.10 per share	544,380	5	54,433	-	54,438

Issuance of shares for sales commission at $.10 per share	2,700,000	27	269,973	-	270,000

Insurance of shares under private placement at $.10 per share	50,000	1	4,999	-	5,000

Issuance of shares to for legal services at $.10 per share	250,000	3	24,997	-	25,000

Net loss for the six months ended June 30, 2011	-	-	-	(185,267)	(185,267)

Balance, June 30, 2011	52,761,205	$528	$2,016,638	$(1,814,854)	$202,312

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	For the six months ended June 30, 2011 (Unaudited)	For the six months ended June 30, 2010 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(185,267)	$(401,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	859	804
Issuance of stock for services	369,438	530,300
Deferred income tax	-	(302,000)
Changes in assets and liabilities:
Contract receivables	(761,657)	134,929
Accounts receivable – other	9,565	-
Prepaid job supplies	-	(15,000)
Prepaid consulting fees	(187,600)	-
Costs and estimated earnings in excess of billings on uncompleted contracts	45,362	9,554
Accounts payable	8,372	7,321
Billings in excess of costs and estimated earnings on uncompleted contracts	480,297	(157,971)
Payroll liabilities	(7,078)	-
Accrued expenses and other current liabilities	178,754	66,745
Cash flows from (used in) operating activities	(48,955)	(126,416)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to related party	-	(50,074)
Purchase of property and equipment	-	(7,950)
Cash flows from (used in) investing activities	-	(58,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements	8,000	192,500
Cash flows from (used in) in financing activities	8,000	192,500

NET INCREASE (DECREASE) IN CASH	(40,955)	8,060
Cash, beginning of the period	55,510	4,544
Cash, end of the period	$14,555	$12,604

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,638	$2,283
Income taxes paid	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid consulting services	$0	$450,000

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

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Good and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The Company issued 3,694,380 shares to consultants or other nonemployees to date in 2011.  The shares were valued at $369,438 including $34,400 charged to consulting expense, $237,600 to prepaid consulting services and $97,438 charged to legal fees in the current year.

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

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Accrued penalties	$8,667	$-
Credit card balances	-	8,667
Accrued professional fees	13,400	16,400
Accrued contract costs	104,590	-
Accrued interest	9,242	2,050
Accrued payroll	69,972	-
Payroll taxes payable	106,508	113,584
Sales tax payable	15,082	15,082
Total accrued expenses and other current liabilities	$327,461	$155,783

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

For the period ended June 30, 2011, the Company has incurred a net loss and, therefore, has no tax liability.  As of June 30, 2011, the Company had cumulative net operating loss carry forwards of approximately $1,814,854 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the provision for income tax consists of the following at June 30, 2011 and 2010:

	2011	2010
Federal income tax benefit attributable to:
Current operations	$62,991	$0
Less: valuation allowance	(62,991)	0
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2011	December 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$617,050	$522,000
Less: valuation allowance	(617,050)	(522,000)
Net deferred tax asset	$0	$0

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 6 – INCOME TAXES (CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,815,000 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

Results of Operations – Three and Six Months Ended June 30, 2011 as Compared to Three and Six Months Ended June 30, 2010.

The following table summarizes the results of our operations during the six-month period and three-month period ended June 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the respective period.

	Six Months ended June 30,
	2011	2010	Increase (decrease）	% Change
Revenue	$495,568	$576,224	$(80,656)	(14.0)%
Cost of sales	240,476	409,221	(168,745)	(41.2)%
Gross profit	255,092	167,003	88,089	52.7%
General & administrative	205,854	867,818	(661,964)	(76.3)%
Sales & marketing	224,675	0	224,675	N/A %
Loss from operations	(175,437)	(700,815)	525,378	75.0%
Other expense	9,830	2,283	7,547	330.6%
Provision for taxation	0	(302,000)	302,000	100.0%

Net loss	(185,267)	(401,098)	215,831	53.8%

	Three Months ended June 30,
	2011	2010	Increase (decrease)	% Change
Revenue	$285,922	$264,765	$21,157	8.0%
Cost of sales	87,354	243,692	(156,338)	(64.2)%
Gross profit	198,568	21,073	177,495	842.3%
General & administrative	81,560	712,275	(630,715)	(88.5)%
Sales & marketing	142,925	0	142,925	N/A %
(Loss) from operations	(25,917)	(691,202)	665,285	96.3%
Other expense	6,363	1,207	5,156	427.2%
Provision for taxation	0	(302,000)	302,000	100.0%

Net loss	(32,280)	(390,409)	358,129	91.7%

Revenues

Sales revenue decreased from $576,224 in the six months ended June 30, 2010 to $495,568 in the same period in 2011, representing a 14.0% decrease.

Sales revenue increased from $264,765 in the three months ended June 30, 2010 to $285,922 in the same period in 2011, representing an 8.0% increase.

Cost of sales and gross margin

Cost of sales decreased from $409,221 in the six months ended June of 2010 to $240,476 in the same period in 2011, representing a 41.2% decrease. The gross profit percent increased from 29.0% in the six months ended June 30, 2010 to 51.5% in the same period in 2011. It was mainly attributable to soft costs incurred at the beginning of the projects that are included in selling, general and administrative expenses.  The Company continues to achieve operating efficiencies as it matures.

Cost of sales decreased from $243,692 in the three months ended June of 2010 to $87,354 in the same period in 2011, representing a 64.2% decrease. The gross profit percent increased from 8.0% in the three months ended June 30, 2010 to 69.4% in the same period in 2011. It was mainly attributable to soft costs incurred at the beginning of the projects that are included in selling, general and administrative expenses. The Company continues to achieve operating efficiencies as it matures.

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

Net income (loss)

Net loss for the six months ended June 30, 2011 was $(185,267) as compared to net loss of $(401,098) in the same period of 2010. The increase was mainly attributable to one-time consulting services incurred in 2010 in connection with the Company’s public offering included in general and administrative expenses.

Net loss for the three months ended June 30, 2011 was $32,280 as compared to net loss of $(390,409) in the same period of 2010. The increase was mainly attributable to one-time consulting services incurred in 2010 in connection with the Company’s public offering included in general and administrative expenses.

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 and 2010, and concluded that, as of June 30, 2011 and 2010, our internal control over financial reporting was effective. One exception to this general evaluation is that an administrative error occurred in filing the Form 10-Q for this period on August 15, 2011 and the incorrect draft was filed. This filing remedies that error and replaces and amends the previous 10-Q.

Management's assessment report was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended June 30, 2011.

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
(Registrant)

By:      /s/ Joe Ragosta
           Joe Ragosta
           Chief Executive Officer, President, and Director

Date: August 19, 2011

By:      /s/Robert Holdsworth
           Robert Holdsworth
           Chief Financial Officer

Date: August 19, 2011