Form 10-Q/A
period 2011-06-30
ENERGY EDGE TECHNOLOGIES CORP.
filed 2011-08-25
CIK 1495230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A
Amendment No. 2

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

The number of shares of Common Stock, $0.01 par value, outstanding on June 30, 2011 was 52,761,205.

ENERGY EDGE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Item 6	Exhibits

Signatures

Ex.31.1 Section 302 Certification of CEO
Ex 31.2 Section 302 Certification of CFO
Ex 32 Section 906 Certifications of CEO and CFO

Explanatory Note

This Amendment No. 2 on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q/A for the three months ended June 30, 20111 as filed with the Securities and Exchange Commission by the registrant on August 22, 2011, and is filed solely to include the 101 XBRL Interactive Data File exhibits required by Item 6.  No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of our original Quarterly Report on Form 10-Q/A for the three months ended June 30, 2011.

ITEM 6.  EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY EDGE TECHNOLOGIES CORPORATION
(Registrant)

By:      /s/ Joe Ragosta
           Joe Ragosta
           Chief Executive Officer, President, and Director

Date: August 24, 2011

By:      /s/Robert Holdsworth
           Robert Holdsworth
           Chief Financial Officer

Date: August 24, 2011