Form 10-Q
period 2011-09-30
ENERGY EDGE TECHNOLOGIES CORP.
filed 2011-12-05
CIK 1495230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of Common Stock, $0.01 par value, outstanding on September 30, 2011 was 53,261,205 shares.

ENERGY EDGE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

ENERGY EDGE TECHNOLOGIES CORPORATION BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
	September 30, 2011 (Unaudited)	December 31, 2010 (Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,594	$55,510
Contract receivables	389,180	5,940
Loan receivable	9,261	18,826
Prepaid consulting fees	205,200	50,000
Prepaid marketing fees	100,000	-
Costs and estimated earnings in excess of billings on uncompleted contracts	-	45,362
Total Current Assets	709,235	175,638

Property and equipment
Computers and equipment	10,640	10,640
Less: accumulated depreciation	(3,449)	(2,162)
Total property and equipment (net)	7,191	8,478

Total Assets	$716,426	$184,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$108,481	$18,192
Accrued expenses and other current liabilities	285,341	155,783
Billings in excess of costs and estimated earnings on uncompleted contracts	196,733	-
Total Liabilities	590,555	173,975

Stockholders’ equity (deficit)
Common stock, .00001 par value, 100,000,000 shares authorized, 53,261,205 shares issued and outstanding (1,500 - 2010)	533	490
Additional paid in capital	2,116,633	1,639,238
Accumulated deficit	(1,991,295)	(1,629,587)

Total Stockholders’ Equity	125,871	10,141

Total Liabilities and Stockholders’ Equity	$716,426	$184,116

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Three months ended September 30, 2011 (Unaudited)		Three months ended September 30, 2010 (Unaudited)	Nine months ended September 30, 2011 (Unaudited)	Nine months ended September 30, 2010 (Unaudited)

CONTRACT REVENUES		$63,762	$411,436	$472,903	$987,660

CONTRACT COSTS		11,071	111,733	285,137	520,954

GROSS PROFIT (LOSS)		52,691	299,703	187,766	466,706

OPERATING EXPENSES
Wages - officers		(32,500)	49,741	62,775	207,984
Consulting fees		64,900	54,000	155,300	594,300
Directors fees		-	-	-	80,000
Professional fees		40,246		181,647
General & administrative expenses		47,650	98,603	113,953	187,878
TOTAL OPERATING EXPENSES		120,296	202,344	513,675	1,070,162

(LOSS)/INCOME FROM OPERATIONS		(67,605)	97,359	(325,909)	(603,456)

OTHER INCOME (EXPENSE)
Interest expense		(9,719)	-	(19,549)	-
Loss on equipment deposit		(16,250)	(1,310)	(16,250)	(3,593)
		(25,969)	(1,310)	(35,799)	(3,593)

(LOSS)/INCOME BEFORE INCOME TAX PROVISION (BENEFIT)		(93,574)	96,049	(361,708)	(607,049)

INCOME TAX PROVISION (BENEFIT)
Current		-	-	-	-
Deferred		-	40,000	-	(262,000)

NET (LOSS)/INCOME		$(93,574)	$56,049	$(361,708)	$(345,049)

BASIC AND DILUTED EARNINGS PER SHARE	$	( .00)	$.00	$(.01)	$(.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED		53,011,205	44,572,864	51,124,015	35,869,280

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) AS OF SEPTEMBER 30, 2011

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2011	48,986,825	$490	$1,639,238	$(1,629,587)	$10,141

Issuance of shares for services at $.10 per share	20,000	0	2,000	-	2,000

Issuance of shares under private placement at $.10 per share	30,000	0	3,000	-	3,000

Issuance of shares for legal services at $.10 per share	180,000	2	17,998	-	18,000

Issuance of shares for legal services at $.10 per share	544,380	5	54,433	-	54,438

Issuance of shares for consulting services at $.10 per share	2,700,000	27	269,973	-	270,000

Issuance of shares under private placement at $.10 per share	50,000	1	4,999	-	5,000

Issuance of shares to for legal services at $.10 per share	250,000	3	24,997	-	25,000

Issuance of shares for marketing services at $.20 per share	500,000	5	99,995	-	100,000

Net loss for the nine months ended September 30, 2011	-	-	-	(361,708)	(361,708)

Balance, September 30, 2011	53,261,205	$533	$2,116,633	$(1,991,295)	$125,871

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	For the nine months ended September 30, 2011 (Unaudited)	For the nine months ended September 30, 2010 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(361,708)	$(345,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,287	1,203
Issuance of stock for services	477,438	630,300
Deferred income tax	-	(262,000)
Changes in assets and liabilities:
Contract receivables	(383,240)	(142,339)
Accounts receivable – other	9,565	-
Prepaid marketing fees	(100,000)	-
Prepaid consulting fees	(155,200)	-
Costs and estimated earnings in excess of billings on uncompleted contracts	45,362	9,554
Accounts payable	90,289	8,445
Billings in excess of costs and estimated earnings on uncompleted contracts	196,733	(206,871)
Payroll liabilities	(15,202)	-
Accrued expenses and other current liabilities	144,760	79,102
Cash flows from (used in) operating activities	(49,916)	(227,655)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to related party	-	(66,399)
Purchase of property and equipment	-	(7,950)
Cash flows from (used in) investing activities	-	(74,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements	-	340,700
Cash flows from (used in) in financing activities	-	340,700

NET INCREASE (DECREASE) IN CASH	(49,916)	38,696
Cash, beginning of the period	55,510	4,544
Cash, end of the period	$5,594	$43,240

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$15,787	$3,593
Income taxes paid	$1,500	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid consulting/legal/marketing services	$469,438	$525,000

The accompanying notes are an integral part of these financial statements

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

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

Stock-Based Compensation
The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.  As of September 30, 2011, the Company has not issued any stock-based payments to its employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Aquiring, or in Conjunction with Selling Good and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The Company issued 4,194,380 shares to consultants or other nonemployees to date in 2011.  The shares were valued at $469,438 including $66,800 charged to consulting expense, $205,200 to prepaid consulting services, $100,000 charged to prepaid marketing fees and $97,438 charged to legal fees in the current year.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to depreciate the cost of property and equipment over the estimated useful lives of the assets by use of the straight-line method. The office equipment presently owned by the Company is being depreciated over an estimated useful life of five years.

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $1,287 and $1,203, respectively.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at September 30, 2011 and December 31, 2010:
	September 30, 2011	December 31, 2010
Accrued penalties	$8,667	$-
Credit card balances	-	8,667
Accrued professional fees	17,600	16,400
Accrued contract costs	127,788	-
Accrued interest	17,822	2,050
Payroll taxes payable	98,382	113,584
Sales tax payable	15,082	15,082
Total accrued expenses and other current liabilities	$285,341	$155,783

NOTE 5 – STOCKHOLDERS’ EQUITY

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

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

In the third quarter of 2011, 500,000 shares of common stock were issued by the Company for marketing services.

As of September 30, 2011, the company has no warrants or options outstanding.

NOTE 6 – OFFICER COMPENSATION

At September 30, 2011, the Chief Executive Officer and President, along with the Chief Financial Officer formally waived any and all accrued wages owed to them through such date.  The amount waived was $154,850.  There can be no assurances that the Chief Executive Officer and President or the Chief Financial Officer will waive their rights to wages going forward.

NOTE 7 – INCOME TAXES

The Company was previously taxed as an S Corporation under the provisions of the Internal Revenue Code. Effective January 1, 2010, the Company revoked its S Corporation status and is now taxed as a regular corporation.

For the period ended September 30, 2011, the Company has incurred a net loss and, therefore, has no tax liability.  As of September 30, 2011, the Company had cumulative net operating loss carry forwards of approximately $1,991,295 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the provision for income tax consists of the following at September 30, 2011 and 2010:

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 7 – INCOME TAXES – CONTINUED

	2011	2010
Federal income tax benefit attributable to:
Current operations	$122,981	$0
Less: valuation allowance	(122,981)	0
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2011	December 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$677,040	$522,000
Less: valuation allowance	(677,040)	(522,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,991,295 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real property as of September 30, 2011. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.

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

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were issued, December 2, 2011, and has determined it does not have any material subsequent events to disclose.

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

Results of Operations – Three Months Ended September 30, 2011 as Compared to Three Months Ended September 30, 2010.

The following table summarizes the results of our operations during the three-month period ended September 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2011 to the three-month period ended September 30, 2010.

	Three Months ended September 30
	2011	2010	Increase (decrease)	% Change
Revenue	$63,762	$411,436	$(347,674)	(84.5)%
Cost of sales	11,071	111,733	(100,662)	(90.1)%
Gross profit	52,691	299,703	(247,012)	(82.4)%
General & administrative	47,650	98,603	(50,953)	(51.7)%
Wages - officers, consulting fees, and professional fees	72,646	103,741	(31,095)	(30.0)%
(Loss) Income from operations	(67,605)	97,359	164,964	169.4%
Other expense	25,969	1,310	24,659	1882.4%
Provision for taxation	0	40,000	(40,000)	(100.0)%

Net (loss) income	(93,574)	56,409	149,983	265.9%

Revenues

Sales revenue decreased from $411,436 in the three months ended September 30, 2010 to $63,762 in the same period in 2011, representing an 84.5% decrease.  The Company’s sales are project oriented and the number of projects in a quarter can vary from none to several, which leads to dramatic swings in revenue.  Entering the fourth quarter of 2011, the Company is working on a backlog of five projects with approximately $350,000 in potential revenue.

Cost of sales and gross margin

Cost of sales decreased from $111,733 in the three months ended September of 2010 to $11,071 in the same period in 2011, representing a 90.1% decrease. The gross profit percent increased from 72.8% in the three months ended September 30, 2010 to 82.6% in the same period in 2011. The increase in gross profit percent was mainly attributable to smaller jobs completed with higher gross margins.

Wages – officers, consulting fees, and professional fees

These expenses were $72,646 in the three months ended September 30, 2111 as compared to $103,741 in the prior period.  The decrease in expenses was primarily driven by lack of working capital (which caused officers to waive accrued salary that was owed to them, resulting in a negative officers wage amount for the quarter).  At September 30, 2011, the Chief Executive Officer and President and the Chief Financial Officer formally waived any and all accrued but unpaid salary owed to them for the nine months ended September 30, 2011.  The amount waived was $154,850.  There can be no assurances or expectations that the Chief Executive Officer and President and/or the Chief Financial Officer will waive their rights to salary going forward.

General and administrative

General and administrative expenses decreased from $98,603 in the three months ended September 30, 2010 to $47,650 for the same period in 2011, representing a decrease of $50,953 or 51.7%. The Company experienced severe liquidity constraints in the third quarter which resulted in reduced discretionary spending.

Net (loss)

Net loss for the three months ended September 30, 2011 was $(93,574) as compared to net income of $56,049 in the same period of 2010. The decrease was mainly attributable to the decrease in sales and gross margin.

Liquidity and Capital Resources

For the  nine months ended September 30 2011, we used $49,916 in cash flow  compared to generating $38,696 in cash flow for the nine months ended September 30, 2010, primarily due to a net loss of $361,708, an increase in contract receivables of $383,240, an increase in billings in excess of costs of $196,733 and an increase in accrued expenses and other current liabilities of $144,760. The Company issued stock for marketing and consulting services for $477,438 of which $255,200 was expensed during the nine months ended September 30, 2011.  There were no investing or financing activities during 2011 as compared to the prior year when the Company received $340,700 from the issuance of stock and consumed $74,349 in investing activities..

The Company has no debt outstanding at either September 30, 2011 or 2010 and has no current plans to seek debt financing.

Cash and cash equivalents were $5,594 as of September 30, 2011 compared to $55,510 as of December 31, 2010.

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011, and concluded that, as of September 30, 2011, our internal control over financial reporting was effective.

Management's assessment report was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2011, the Company issued 500,000 shares for professional services.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended September 30, 2011.

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
(Registrant)

By:    /s/ Joe Ragosta
           Joe Ragosta
           Chief Executive Officer, President, and Director

Date: December 2, 2011

By:     /s/Robert Holdsworth
           Robert Holdsworth
           Chief Financial Officer

Date: December 2, 2011