Form 10-K
period 2011-12-31
ENERGY EDGE TECHNOLOGIES CORP.
filed 2012-04-16
CIK 1495230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑  No ☐

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

Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed year end:$520,612.05.

As of April 2, 2011, there were 84,261,205 share of the issuer’s common stock outstanding.

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

The results from the Energy Edge Analyzer can then be quickly imported to a client ready, professional proposal. The proposal incorporates the relevant information from above and includes everything from the executive summary to the sales agreement to graphs and charts, equipment spec sheets and dozens of customer referral letters.

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

Lastly, management will be looking for additional revenue streams in 2012 such as energy efficiency consulting for new building design and potential merger and acquisition targets to expand size, revenue and profitability of the company.

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

Extending product warranties beyond the manufacturers’ warranties.

Offering performance contracting where the company offers to complete a project for no upfront cost to the customer in return for a percentage of the energy cost savings over a pre-determined period of time.

Offering turnkey installations requiring no labor from the customer’s staff.

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

EETC intends to enter into more strategic, vendor and distributorship relationships with additional industry leading energy efficiency manufacturers and suppliers in 2012.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company is currently in the process of resolving one outstanding comment with the SEC regarding its financial statements.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 14, 2011, the SEC approved the Company’s Form S-1. The Company filed their Prospectus on Form 424B3 pursuant to Rule 424(b)(3) on February 23, 2011, and filed Form 8-A12G for registration of securities on February 28, 2011. The Company filed Form 15c211 on March 29, 2011and applied for a symbol to be traded on the OTC Bulletin Board. The Company’s stock is currently traded under the symbol EEDG. The stock has been trading on the OTC Bulletin Board since July 20, 2011.

The following table sets forth the quarterly high and low sales prices of our common stock for the last two fiscal years. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal Year Ending December 31, 2011
Quarter Ended	High $	Low $
December 31, 2011	0.065	0.01
September 30, 2011	0.25	0.015
June 30, 2011	N/A	N/A
March 31, 2011	N/A	N/A
Fiscal Year Ending December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	N/A	N/A
September 30, 2010	N/A	N/A
June 30, 2010	N/A	N/A
March 31, 2010	N/A	N/A

The Company’s common stock is subject to Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule. This rule imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system. The Penny Stock Rules requires a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

On April 2, 2012, the shareholders’ list of our common shares showed 30 registered shareholders and 84,261,205 shares outstanding.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA

The following financial data is derived from, and should be read in conjunction with, the “Financial Statements” and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31,	December 31,
	2011	2010
STATEMENT OF OPERATIONS DATA
Net sales	$461,710	$668,380
Cost of goods sold	306,202	549,727
Gross profit	155,508	118,653
Operating expenses	598,027	1,741,648
Operating (loss) income	(442,519)	(1,622,995)
Other (income) expense – net	(5,771)	(6,592)
Income tax provision (benefit)	0	0
Net (loss) income attributable to ENERGY EDGE TECHNOLOGIES Corporation stockholders	$(448,290)	$(1,629,587)

EARNINGS PER SHARE
Net income attributable to ENERGY EDGE TECHNOLOGIES Corporation stockholders per share
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)
Weighted average shares outstanding
Basic and diluted	56,025,567	42,175,903

BALANCE SHEET DATA
Cash and cash equivalents	$3,243	$55,510
Accounts receivable	$73,673	$24,766
Working capital	$(254,873)	$1,663
Total assets	$131,894	$184,116
Total liabilities	$380,005	$173,975
Equity (deficit)	$(248,111)	$10,141

OTHER DATA
Cash flow provided by (used in)
Operating activities	$(58,405)	$(468,784)
Investing activities	$-	$(7,950)
Financing activities	$6,138	$527,700
Depreciation and amortization	$1,716	$1,606

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Our goal over the next twelve months is to direct maximum selling efforts to develop greater markets and demand for our professional services.

We initially intend to focus on the following activities:
-
Recruit and retain more employees, focusing on increasing our experienced sales team and strategic alliances.
-
Increase marketing initiatives that will further promote the business and its services.
-
Continue national expansion, becoming the premier service provider for full facility overhaul in the energy services industry.
-
Engage in mergers and acquisitions to grow the company

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

	2011	2010
CONTRACT REVENUES	$461,710	$668,380
CONTRACT COSTS	306,202	549,727
GROSS PROFIT	155,508	118,653

OPERATING EXPENSES
Compensation	69,275	350,924
Consulting services	118,189	1,060,300
Professional fees	220,424	138,263
Director fees	0	80,000
General & administrative expenses	190,139	112,161
TOTAL OPERATING EXPENSES	598,027	1,741,648

LOSS FROM OPERATIONS	(442,519)	(1,622,995)
OTHER INCOME (EXPENSE)
Other expense	(5,771)	(6,592)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(448,290)	(1,629,587)
PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(448,290)	$(1,629,587

INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	56,025,567	42,175,9035

LOSS PER SHARE	$(0.01)	$0.00

Revenues Contract revenues for the twelve months ended December 31, 2011 was $461,710 compared to $668,380 for the twelve months ended December 31, 2010. The decline in sales revenue by $206,670 was mainly due to the cancellation of several major projects that were sold and designed during 2011as well as several projects being delayed until 2012.

Contract Costs and Gross Profit
Contract costs declined from $549,727 for the twelve months ended December 31, 2011 to $306,202 for the same period in 2010. The decline in contract costs was consistent with our lower revenue.

Gross profit increased from $118,653 for the twelve months ended December 31, 2010 to $155,508 for the same period in 2011. Gross profit as a percentage of revenue was 33.7% for the twelve months ended December 31, 2011, compared to 17.8% for the same period in 2010.  The gross profit experienced in 2011 represents a return to expected levels of gross profit from operations as compared to a substantially lower gross profit percentage in 2010, which was considered an unusual year.

Operating Expenses
Operating expenses decreased significantly from $1,741,648 for the twelve months ended December 31, 2010 to $598,027 for the same period in 2011. The decrease in expenses was due mainly to the reduction in the number of projects performed by the Company in 2011.

General and administrative expenses
General and administrative expenses increased from $112,161 for the twelve months ended December 31, 2010 to $190,139 for the twelve months ended December 31, 2011. The increase was due primarily to expenses associated with expanding and supporting our larger sales network.

Net (Loss) Income
We recorded a net loss of $ 448,290 for the twelve months ended December 31, 2011, as compared to a net loss of $1,629,587 for the same period in 2010. The decrease was due mainly to lower sales and higher gross profit percentages on projects performed in 2011.

Liquidity and Capital Resources

For the year ended December 31, 2011, we used $58,405 in cash flow from operating activities compared to cash used of  $468,784 for the year ended December 31, 2010.The decline in cash used in operations was due to improved profit margins and certain efficiencies imposed by the Company’s management.

The Company has no debt outstanding at either December 31, 2011 or December 31, 2010 and has no current plans to seek debt financing.

Cash and cash equivalents were $3,243 as of December 31, 2011 compared to $55,510 as of December 31, 2010. The Company’s current ratio was .33:1 at December 31, 2011 compared to 1.01:1 at December 31, 2010.

We have no material commitments for capital expenditures and know of no trends, demands, commitments, or events that will result in our liquidity changing in a material way for the foreseeable future.

Management is looking to continue to expand its sales force in 2011 seeking to hire a vice president of sales and to expand the Company’s marketing efforts in six additional states. Management is also seeking acquisitions that complement  the Company’s services but there can be no assurances that it will find companies that meet its criteria nor, if suitable acquisition targets can be identified, that the Company will be able to acquire them.

Critical Accounting Policies
Please refer to Note 2 – Summary of Significant Accounting Policies in Part IV, Item 15 in the attached financial statements.

Off Balance Sheet Arrangements
The Company has no off balance sheet arrangements.

Recently Adopted Accounting Pronouncements

Please refer to Note 2 – Summary of Significant Accounting Policies in Part IV, Item 15 in the attached financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted in 2011 and 2010.

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

It is the opinion of management that the audited financial statements for the calendar year ended December 31, 2011, include all adjustments necessary in order to ensure that the audited financial statements are not misleading.
The following financial statements are filed as part of this annual report:

Please refer to Part IV, Item 15 for the Company’s audited financial statements for the years ended December 31, 2011 and 20102010.

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 and 2010, and concluded that, as of December 31, 2011 and 2010, our internal control over financial reporting was effective.

Management's assessment report was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management's assessment report for the year ended December 31, 2011 and 2010.

b) Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

Name	Age	Position
Joe Ragosta	52	Chief Executive Officer
Robert Holdsworth	40	Director
John Gerace	64	Director

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

Joe Ragosta, age 52, is now the Chief Executive Officer of the Company. Dr. Ragosta is a visionary business leader and senior executive with a long track record of building highly successful, global enterprises. He has an unwavering commitment to delivering world class service to our customers and believes that the only way to be successful is by exceeding expectations.

Prior to joining EETC, Dr. Ragosta was CEO of Ely Energy, a Tulsa, OK based design and fabrication company serving global markets with products applied downstream in a variety of energy and environmental markets. Prior to Ely Energy, Dr. Ragosta served as President of Oseco, a manufacturer of rupture disks, explosion panels, and other pressure relief products. Dr. Ragosta also previously served as President of Ionex in Tully, NY and General Manager of Graver Tech in Glasgow, DE.

Dr. Ragosta is an accomplished author with over 50 technical publications. He has been certified as an ISO 9001 Lead Auditor and holds 8 patents and patents pending. He received his bachelor’s degree from The Pennsylvania State University and his master’s degree and doctorate from Cornell University.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Nomination Process

As of December 31, 2011, the Company did not effect any material changes to the procedures by which shareholders may recommend nominees to the board of directors. The board does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the early stages of the Company’s development, a specific nominating policy would be premature and of little assistance until the Company’s operations develop to a more advanced level. The board does not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2008, 2009, 2010 and December 31, 2011:

Compensation Table for Executives

Name &Principal Position	Year	Salary ($)	Total ($)
Robert Holdsworth, President
	2008	$0	$0
	2009	$0	$0
	2010	$350,924	$350,924
	2011	$32,500	$32,500	]

Employment Agreements

The Company has no formal employment agreements.

Equity Compensation Plan Information and Stock Options

The Company does not currently have any equity compensation plans or any outstanding stock options.

Compensation of Directors

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named Director for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, , 2008, 2009, 2010 and December 31, 2011:

Compensation Table for Directors

Name &Principal Position	Year	Salary ($)	Total ($)
Robert Holdsworth, President
	2008	$0	$0
	2009	$0	$0
	2010	$0	$70,000
	2011
	2007	$0	$0
John Gerace	2008	$0	$0
	2009	$0	$0
	2010	$0	$70,000
	2011

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

(1) The stock awards set forth on this table were issued for services rendered to the Company by the directors for the year ending December 31, 2011. This dollar estimate is based on the fair market value at the date of grant at the close of business in accordance with ASC 718-20 (formerly SFAS No. 123R, Share-Based Payment).

(2) The option awards set forth on this table are options that will be issued in 2011were for services rendered to the Company by the directors for the year ending December 31, 2011. This dollar estimate is based on the fair market value at the date of grant at the close of business in accordance with ASC 718-20 (formerly SFAS No. 123R, Share-Based Payment).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of DECEMBER 31, 2011, for:

—	each of our executive officers and directors;
—	all of our executive officers and directors as a group; and
—	any other beneficial owner of more than 5% of our outstanding Common Stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class Based on Current Number of Shares Outstanding
Common Stock	Robert E. Holdsworth 1200 Route 22 East, Suite 2000 Bridgewater, New Jersey	30,232,000(1)	37.2%
Common Stock	Joe Ragosta 1200 Route 22 East, Suite 2000 Bridgewater, New Jersey	5,240,000	6.44%
Common Stock	All Executive Officers and Directors as a Group	35,240,000(1)	43.64%
Common Stock	John Gerace 1200 Route 22 East, Suite 2000 Bridgewater, New Jersey	200,000(1)	.20%

(1)	Based on 81,261,205 shares as of December 31, 2011.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents a summary of fees billed to the Company from its principal independent accounts for professional services rendered for the years ended December 31, 2011 and 2010.

	December 31,	December 31,
	2011	2010
Audit fee	$12,000	$17,300
Audit related fees	0	0
Tax fees	0	0
All other fees	13,000	5,550
TOTAL	$25,000	$22,850

Audit Fees

Audit fees expensed for Silberstein Ungar, PLLC, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K for the years ended December 31, 2011 and 2010, was $12,000 and $17,300, respectively.
Audit Related Fees

For the years ended December 31, 2011 and 2010, the aggregate fees expenses for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $-0- and $-0-, respectively.

Tax Fees

For the years ended December 31, 2011 and 2010, the aggregate fees expensed for tax fees was $-0- and $0-, respectively.

All Other Fees

Fees billed by Silberstein Ungar, PLLC, not related to audit as described above, during the years ended December 31, 2011 and 2010, were $13,000 and $5,550, respectively, and these fees are related to the Company’s SEC fillings on FORM 10-Q and S-1.

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

PART IV

ENERGY EDGE TECHNOLOGIES CORPORATION
FINANCIAL STATEMENTS
TABLE OF CONTENTS

DECEMBER 31, 2012

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2011 and 2010	F-2

Statements of Operations for the years ended
December 31, 2011 and 2010	F-3

Statement of Stockholders’ Equity (Deficit) as of
December 31, 2011	F-4

Statements of Cash Flows for the years ended
December 31, 2011 and 2010	F-5

Notes to the Financial Statements	F-6 - F-11

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080 Fax (248) 281-0940 30600 Telegraph Road, Suite 2175 Bingham Farms, MI 48025-4586 www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Energy Edge Technologies Corporation
Bridgewater, New Jersey

We have audited the accompanying balance sheets of Energy Edge Technologies Corporation (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Edge Technologies Corporation as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company has negative working capital, and has incurred a significant loss from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 10. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
April 11, 2012

ENERGY EDGE TECHNOLOGIES CORPORATION
BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

ASSETS	2011	2010
Current assets
Cash and cash equivalents	$3,243	$55,510
Contract receivables	64,412	5,940
Costs and estimated earnings in excess of billings on uncompleted contracts	19,321	45,362
Accounts receivable - other	9,261	18,826
Prepaid consulting fees	28,895	50,000
Total Current Assets	125,132	175,638

Property and equipment
Computers and equipment	10,640	10,640
Less: accumulated depreciation	(3,878)	(2,162)
Total property and equipment - net	6,762	8,478

TOTAL ASSETS	$131,894	$184,116

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable	$152,827	$18,192
Accrued expenses and other current liabilities	180,641	155,783
Loan payable - shareholder	3,138	-
Billings in excess of costs and estimated earnings on uncompleted contracts	43,399	-
Total Liabilities	380,005	173,975

Stockholders’ Equity (Deficit)
Common stock, $.00001 par value, 100,000,000 shares authorized, 81,261,205 shares issued and outstanding (48,986,825 – 2010)	813	490
Additional paid in capital	1,828,953	1,639,238
Accumulated deficit	(2,077,877)	(1,629,587)

Total Stockholders’ Equity (Deficit)	(248,111)	10,141

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$131,894	$184,116

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

CONTRACT REVENUES	$461,710	$668,380

CONTRACT COSTS	306,202	549,727

GROSS PROFIT	155,508	118,653

OPERATING EXPENSES
Compensation	69,275	350,924
Consulting services	118,189	1,060,300
Professional fees	220,424	138,263
Director fees	-	80,000
General & administrative expenses	190,139	112,161
TOTAL OPERATING EXPENSES	598,027	1,741,648

INCOME FROM OPERATIONS	(442,519)	(1,622,995)

OTHER INCOME (EXPENSE)
Interest expense	(5,771)	(6,592)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(448,290)	(1,629,587)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(448,290)	$(1,629,587)

INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	56,025,567	42,175,903

The accompanying notes are an integral part of these financial statements.

 ENERGY EDGE TECHNOLOGIES CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF DECEMBER 31, 2011

	Common Stock		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2009	30,000,000	1,500	(44,772)	0	(43,272)

Par value change	-	(1,500)	1,500	-	-

Issuance of shares for services for nominal consideration treated as a stock split	-	300	-	-	300

Issuance of shares under private placement at $.10 per share	3,127,000	31	312,669	-	312,700

Issuance of shares under private placement at $.05 per share	1,000,000	10	49,990	-	50,000

Issuance of shares under private placement at $.08 per share	2,050,000	21	164,979	-	165,000

Issuance of shares to pay equity issuance commissions	664,000	7	66,393	-	66,400

Equity issuance costs	-	-	(66,400)	-	(66,400)

Issuance of shares to board members at $.10 per share	800,000	8	79,992	-	80,000

Issuance of shares for services valued at $900,000	9,000,000	90	899,910	-	900,000

Issuance of shares for services valued at $75,000	1,345,825	13	74,987	-	75,000

Issuance of shares for services valued at $100,000	1,000,000	10	99,990	-	100,000

Net loss for the year ended December 31, 2010	-	-	-	(1,629,587)	(1629,587)

Balance, December 31, 2010	48,986,825	490	1,639,238	(1,629,587)	10,141

Issuance of shares under private placement at $.10 per share	30,000	-	3,000	-	3,000

Issuance of shares for consulting services	28,270,000	283	47,917	-	48,200

Issuance of shares for legal services	3,974,380	40	138,798	-	138,838

Net loss for the year ended December 31, 2011	-	-	-	(448,290)	(448,290)

Balance, December 31, 2011	81,261,205	$813	$1,828,953	$(2,077,877)	$(248,111)

The accompanying notes are an integral part of these financial statements.

 ENERGY EDGE TECHNOLOGIES CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the year	$(448,290)	$(1,629,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,716	1,606
Shares issued for services	187,038	1,155,300
Changes in operating assets and liabilities:
Contract receivables	(58,472)	204,520
Costs and estimated earnings in excess of billings on uncompleted contracts	26,041	(35,808)
Accounts receivable - other	9,565	(18,826)
Prepaid consulting fees	21,105	(50,000)
Accounts payable	134,635	1,707
Billings in excess of costs and estimated earnings on uncompleted contracts	43,399	(206,871)
Sales tax payable	-	-
Accrued expenses and other current liabilities	24,858	109,175
Cash flows used in operating activities	(58,405)	(468,784)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(7,950)
Cash flows used in investing activities	-	(7,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	11,138	-
Repayment of shareholder loan	(8,000)	-
Proceeds from the sale of common stock	3,000	527,700
Cash flows provided by financing activities	6,138	527,700

Net increase (decrease) in cash and cash equivalents	(52,267)	50,966
Cash, beginning of the period	55,510	4,544
Cash and cash equivalents, end of the period	$3,243	$55,510

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,771	$6,592
Income taxes paid	$0	$0

The accompanying notes are an integral part of these financial statements

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, receivables, costs and estimated earnings in excess of billings on uncompleted contracts, prepaid consulting fees, accounts payable, accrued expenses and other current liabilities, loan payable – shareholder, and billings in excess of costs and estimated earnings on uncompleted contracts. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Contract Receivables
Contract receivables are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The Company extends credit to customers in the normal course of business. The Company monitors contract receivable balances and does not expect significant collection problems. Contract receivables are written off when they are determined to be uncollectible.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2011, there have been no interest or penalties incurred on income taxes.

Research and Development
The Company has not incurred any research and development costs to date.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
Energy Edge does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.   There has been no stock-based compensation issued to non-employees.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2011.

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

NOTE 3 – PREPAID CONSULTING FEES

The Company has retained a number of consultants. Consultants were issued 28,270,000 shares of stock valued at $48,200 in 2011, and 1,000,000 shares of stock valued at $100,000 in 2010. The consulting fees are being amortized over the terms of the contracts. As of December 31, 2011, $28,895 was added to prepaid consulting and $19,305 was added to consulting expense relating to shares issued in 2011. As of December 31, 2010, $50,000 was added to prepaid consulting and $50,000 was added to consulting expense relating to shares issued in 2010.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s policy is to depreciate the cost of property and equipment over the estimated useful lives of the assets by use of the straight-line method. The office equipment presently owned by the Company is being depreciated over an estimated useful life of five years. Depreciation expense for years ended 2011 and 2010 was $1,716 and $1,606, respectively.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

	2011	2010
Credit card balances	$25,351	$8,667
Accrue professional fees	12,000	16,400
Accrued interest	-	2,050
Payroll taxes payable	128,208	113,584
Sales tax payable	15,082	15,082
Total accrued expenses and other current liabilities	$180,641	$155,783

NOTE 6 – RELATED PARTY TRANSACTIONS

The shareholder loan is unsecured, non-interest bearing, and has no formal terms of repayment.

NOTE 7 – CAPITAL STOCK

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
DECEMBER 31, 2011

NOTE 7 – CAPITAL STOCK (CONTINUED)

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

During 2011, the Company sold 30,000 shares of common stock at $.10 per share under a private placement to an unrelated third party for total proceeds of $3,000.

During 2011, the Company issued 28,270,000 shares of stock valued at $48,200 to consultants. The shares were valued at prices ranging from $.0015 to $.10 per share.

During 2011, the Company issued 3,974,380 shares of stock valued at $138,838 for legal services. The shares were valued based on the value of the legal services provided.

As of December 31, 2011, the company has no warrants or options outstanding.

NOTE 8 – INCOME TAXES

For the periods ended December 31, 2011 and 2010, the Company has incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset was generated by the loss carry-forward of approximately $2,078,000 at December 31, 2011, and will expire beginning in 2030.

The provision for federal income tax consists of the following at December 31:

	2011	2010
Federal income tax benefit attributable to:
Current operations	$152,000	$522,000
Less: valuation allowance	(152,000)	(522,000)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$674,000	$522,000
Less: valuation allowance	(674,000)	(522,000)
Net deferred tax asset	$0	$0

As of December 31, 2011, the Company had net operating loss carry forwards of approximately $2,078,000 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 8 – INCOME TAXES (CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $2,078,000 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real property as of December 31, 2011. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 10 – GOING CONCERN

The Company has negative working capital, and has suffered a significant loss from operations.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 15. Exhibits and Reports of Form 8-K.

During the year ending December 31, 2011, the Company filed the following Form 8-Ks.

April 15, 2011

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

On April 15, 2011, Mr. Robert Holdsworth submitted his resignation as the Chief Executive Officer of the Company and going forward is employed by the Company as the President. On that same day, Joseph Ragosta, Ph.D. was appointed to serve as Chief Executive Officer.

June 14, 2011

Item 8.01 Other Events.

New Ticker Symbol: “EEDG.OB”

Effective upon the open of trading on June 9, 2011, the Registrant’s new ticker symbol for quotation on the Over-the-Counter Bulletin Board is “EEDG.OB”.

November 15, 2011:

Item 1.01 Entry into a Material Definitive Agreement.

On November 8, 2011, Energy Edge Technologies Corporation (the “Company”) and Trillacorpe/BK LLC (“TBK”) (collectively, the “Parties”) entered into, completed, and closed a Co-Operating Agreement (the “Agreement”) under the relevant laws, rules, and regulations of the state of New Jersey. The purpose of the Agreement was for developing a joint venture for obtaining private sector work and government certifications, designations, and other auditable platforms and procedures within the United States. TBK will use its best efforts to position the Company and the Subsidiary (as defined below) to become standalone federal contractors within six months of the date of the Agreement, and give them the ability to bid on their own governmental work, as well as collaborate with other firms and organizations such as TBK.

Under the Agreement, the Parties agreed to establish a subsidiary, the name yet to be determined (the “Subsidiary”), which will be owned 70 percent by the Company and 30 percent by TBK. It was agreed that the Subsidiary would be established to: (i) attempt to get the Company certified for federal government work; (ii) conduct all federal government energy efficiency work on behalf of the Company; (iii) conduct energy work done for customers introduced to the Company through TBK; (iv) conduct any and all work done with third-party suppliers of “green” power on behalf of the Company; (v) potentially acquire its own trading symbol; and (vi) conduct other lawful business. The Subsidiary will operate as an independent entity separate and apart from the Parties.

As consideration for the service provided under the Agreement, TBK will receive two (2) million shares of the Company’s restricted common stock. Although the Parties have an intention for a long-term co-operating relationship, the initial term under the Agreement is six months to adhere to Federal guidelines. However, the Agreement will automatically renew every six months in perpetuity unless terminated per the Agreement.

The full text of the Agreement is attached as Exhibit 10.1 to this Form 8-K and incorporated herein by reference.

Item 2.01 Completion of Acquisition or Disposition of Assets.

The information set forth under “Item 1.01 Entry into a Material Definitive Agreement” of this Report is hereby incorporate by reference in this Item 2.01.

Exhibit No.	Description
31.1	Certification of Robert Holdsworth, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert Holdsworth, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Robert Holdsworth, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert Holdsworth, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

By: /s/ Joe Ragosta
Joe Ragosta
Chief Executive Officer and Director
(Principal Executive Officer)
Date: April 16, 2012

By:
Robert Holdsworth
Chief Financial Officer
Date: April 16, 2012