Form 10-Q
period 2012-03-31
ENERGY EDGE TECHNOLOGIES CORP.
filed 2012-05-21
CIK 1495230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The number of shares of Common Stock, $0.01 par value, outstanding on March 31, 2012 was 82,761,205.

ENERGY EDGE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENERGY EDGE TECHNOLOGIES CORPORATION
BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS	March 31, 2012	December 31, 2011
Current assets
Cash and cash equivalents	$2,302	$3,243
Contract receivables	112,420	64,412
Costs and estimated earnings in excess of billings on uncompleted contracts	-	19,321
Accounts receivable - other	1,472	9,261
Prepaid consulting fees	36,018	28,895
Total Current Assets	152,212	125,132

Property and equipment
Computers and equipment	10,640	10,640
Less: accumulated depreciation	(4,308)	(3,878)
Total property and equipment - net	6,332	6,762

TOTAL ASSETS	$158,544	$131,894

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable	$111,751	$152,827
Accrued expenses and other current liabilities	174,092	180,641
Loan payable - shareholder	-	3,138
Billings in excess of costs and estimated earnings on uncompleted contracts	137,973	43,399
Total Liabilities	423,816	380,005

Stockholders’ Equity (Deficit)
Common stock, $.00001 par value, 100,000,000 shares authorized, 82,761,205 shares issued and outstanding (81,261,205 – 2011)	828	813
Additional paid in capital	1,830,438	1,828,953
Treasury stock (50,000 shares)	(5,000)	-
Accumulated deficit	(2,091,538)	(2,077,877)

Total Stockholders’ Equity (Deficit)	(265,272)	(248,111)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$158,544	$131,894

The accompanying notes are an integral part of these financial statements

ENERGY EDGE TECHNOLOGIES CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

CONTRACT REVENUES	$146,071	$209,646

CONTRACT COSTS	117,987	153,123

GROSS PROFIT	28,084	56,523

OPERATING EXPENSES
Compensation	6,088	48,750
Consulting services	10,727	33,000
Professional fees	4,020	88,582
General & administrative expenses	19,636	35,712
TOTAL OPERATING EXPENSES	40,471	206,044

INCOME FROM OPERATIONS	(12,387)	(149,521)

OTHER INCOME (EXPENSE)
Interest expense	(1,274)	(3,467)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(13,661)	(152,988)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(13,661)	$(152,988)

INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	82,711,205	49,761,205

The accompanying notes are an integral part of these financial statements

 ENERGY EDGE TECHNOLOGIES CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
AS OF MARCH 31, 2012

	Common Stock		Additional Paid in	Treasury	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance, December 31, 2010	48,986,825	$490	$1,639,238	$0	$(1,629,587)	$10,141

Issuance of shares under private placement at $.10 per share	30,000	-	3,000	-	-	3,000

Issuance of shares for consulting services	28,270,000	283	47,917	-	-	48,200

Issuance of shares for legal services	3,974,380	40	138,798	-	-	138,838

Net loss for the year ended December 31, 2011	-	-	-	-	(448,290)	(448,290)

Balance, December 31, 2011	81,261,205	813	1,828,953	-	(2,077,877)	(248,111)

Issuance of shares for services	1,500,000	15	1,485	-	-	1,500

Shares repurchased at $.10 per share	-	-	-	(5,000)	-	(5,000)

Net loss for the three months ended March 31, 2012	-	-	-	-	(13,661)	(13,661)

Balance, March 31, 2012	82,761,205	$828	$1,830,438	$(5,000)	$(2,091,538)	$(265,272)

The accompanying notes are an integral part of these financial statements

 ENERGY EDGE TECHNOLOGIES CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(13,661)	$(152,988)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	430	429
Shares issued for services	1,500	74,438
Changes in operating assets and liabilities:
Contract receivables	(48,008)	(283,081)
Costs and estimated earnings in excess of billings on uncompleted contracts	19,321	45,362
Accounts receivable - other	7,789	9,565
Prepaid consulting fees	(7,123)	25,000
Accounts payable	(41,076)	6,242
Billings in excess of costs and estimated earnings on uncompleted contracts	94,574	166,791
Payroll liabilities	-	(8,111)
Accrued expenses and other current liabilities	(6,549)	66,884
Cash flows provided by (used in) operating activities	7,197	(49,469)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Cash flows used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of shareholder loan	(3,138)	-
Proceeds from the sale of common stock	-	3,000
Proceeds from the sale of common stock	(5,000)	-
Cash flows provided by (used in) financing activities	(8,138)	3,000

Net increase (decrease) in cash and cash equivalents	(941)	(46,469)
Cash, beginning of the period	3,243	55,510
Cash and cash equivalents, end of the period	$2,302	$9,041

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,274	$3,467
Income taxes paid	$500	$1,500

The accompanying notes are an integral part of these financial statements

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

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

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the year ended December 31, 2011.  In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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
MARCH 31, 2012

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

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2012, there have been no interest or penalties incurred on income taxes.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.   The Company issued 1,500,000 shares to consultants or other non-employees to date in 2012.  The shares were valued at $1,500, including $188 charged to consulting expense in the current period.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2012.

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

NOTE 3 – PREPAID CONSULTING FEES

The Company entered into consulting agreement during the quarter ended March 31, 2012 to increase revenues by enhancing and expanding the Company’s sales network.  One consultant was paid $16,250 for services to be rendered over a period of one year beginning March 1, 2012.  Another consultant was issued 1,500,000 shares of the Company’s common stock valued at $1,500 for services to be rendered from January 1, 2012 through December 31, 2013.  Such consulting fees are being amortized ratably over the periods covered by the consulting agreements.  During the first quarter of 2012, consulting expense has been charged for $1,542 and $16,208 has been classified as prepaid expense.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s policy is to depreciate the cost of property and equipment over the estimated useful lives of the assets by use of the straight-line method. The office equipment presently owned by the Company is being depreciated over an estimated useful life of five years. Depreciation expense for three months ended March 31, 2012 and 2011 were $430 and $429, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2012	December 31, 2011
Credit card balances	$26,053	$25,351
Accrue professional fees	7,000	12,000
Payroll taxes payable	125,957	128,208
Sales tax payable	15,082	15,082
Total accrued expenses and other current liabilities	$174,092	$180,641

NOTE 6 – RELATED PARTY TRANSACTIONS

Shareholder loans are unsecured, non-interest bearing, and has no formal terms of repayment. The loan was repaid in the quarter ended March 31, 2012.

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

On January 23, 2012, the Company issued 1,500,000 shares of common stock valued at $1,500 for consulting services to be rendered from January 1, 2012 through December 31, 2013.

On February 14, 2012, the Company purchased 50,000 shares of the Company’s outstanding common stock at a cost of $5,000.  The shares are being held as Treasury Stock.

As of March 31, 2012, The Company has no warrants or options outstanding.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 8 – INCOME TAXES

For the three months ended March 31, 2012 and 2011, the Company has incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset was generated by the loss carry-forward of approximately $2,091,000 at December 31, 2011, and will expire beginning in 2030.

The provision for federal income tax consists of the following at March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Federal income tax benefit attributable to:
Current operations	$4,700	$52,000
Less: valuation allowance	(4,700)	(52,000)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2012	December 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$678,700	$674,000
Less: valuation allowance	(678,700)	(674,000)
Net deferred tax asset	$0	$0

As of December 31, 2011, the Company had net operating loss carry forwards of approximately $2,091,000 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $2,091,000 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – GOING CONCERN

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

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations – Three Months Ended March 31, 2012 as Compared to Three Months Ended March 31, 2011.

The following table summarizes the results of our operations during the three-month period ended March 31, 2012 and 2011, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2012to the three-month period ended March 31, 2011.

	Three Months ended March 31,
	2012	2011	Increase (decrease)	% Change
Revenue	$146,071	$209,646	$-63,575	-30%
Cost of sales	117,987	153,123	-35,126	-23%
Gross profit	28,084	56,523	-28,439	-50%
General & administrative	29,744	173,044	-143,300	-83%
Sales & marketing	10,727	33,000	-22,273	-67%
Loss from operations	-12,387	-149,521	137,134	92%
Other expense	-1,274	-3,467	-2,193	-63%
Provision for taxation	-	-	-	-%
Minority interests	-	-	-	-%
Net loss	-13,661	-152,988	139,327	91%

Revenues

Sales revenue decreased from $209,646 in the three months ended March 31 of 2012to $146,071in the same period in 2011, representing a 30% decrease. The decrease in revenue was mainly due to a decline and delay in contracts booked.

Cost of sales and gross margin

Cost of sales decreased from $153,123 in the three months ended March 31 of 2011 to $117,987 in the same period in 2012, representing a 23% decrease. The decrease was mainly due to decline in the number of contracts performed.  The gross profits decreased from $56,523 in the three months of 2011 to $28,084 in the same period in 2012.

Sales and marketing

Sales and marketing expenses decreased by $22,273 or 67% from $33,000 in the three months ended March 31 of 2011 to $10,727 in the same period 2012. The decrease was mainly due to a reduction in consulting fees incurred for the period.

General and administrative

General and administrative expenses decreased from $173,044 in the three months ended March 31 of 2011 to $29,744 for the same period 2012, representing a decrease of $143,300 or 83%. The decrease was mainly due to a reduction in administration compensation and professional fees during the quarter.

Net income
Net Income for the three months ended March 31 of 2012 was -$13,661 as compared to net income of -$152,988 in the same period 2011. The increase was mainly attributable to the reduction in costs of sales and reduction in general and administrative expenses.  The gross profits decreased from $56,523 in the three months of 2011 to $28,084 in the same period in 2012, representing a decrease of $28,439.

Liquidity and Capital Resources

For the three months ended March 31, 2012, cash provided to the Company from operating activities was $7,197 compared to cash used of $49,469 in operating activities for the three months ended March 31, 2011, primarily due to a reduction in net loss during the current quarter of $139,327. The decline in the amount of net loss during the current quarter compared to 2011 was primarily attributable to a reduction in administrative compensation and professional fees related to the public offering. The Company also recorded an increase in contract receivables of $48,008 and an increase in billings in excess of costs of $94,574, all of which impacted cash used by operating activities. Financing activities used $8,138 due to repayment of liabilities to related parties and repurchase of the Company's outstanding common stock.

The Company has no debt outstanding at either March 31, 2012 or December 31, 2011 and has no current plans to seek debt financing.

Cash and cash equivalents were $2,302 as of March 31, 2012 compared to $3,243 as of December 31, 2011.

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

Cash

Our cash balance at March 31, 2012 was $2,302, representing a decrease of $941 compared with our cash balance of $3,243 as at December 31, 2011.

Cash flow

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2012 amounted to $7,197, representing an increase in inflow of $56,666 compared with net cash used in operating activities of $49,469 the same period of 2011. The increase in cash inflow was mainly due to a reduction in general and administrative expenses for the current quarter.

Investing Activities

There was no net cash provided or cash used in investing activities during the three months ended March 31, 2012.

Financing Activities

Net cash used in financing activities was $8,138 for the three months ended March 31 of 2012, representing an increase of $11,138 over the net cash of $3,000 provided by the same period of 2011. The change was primarily due to payment liabilities to related parties and repurchase of outstanding common stock of the Company.

Working capital

Our net current liabilities increased by $43,811 to $423,816 at March 31, 2012 from $380,005 at March 31, 2011.  The increase in net current liabilities was mainly due to an increase in billings in excess of costs and estimated earnings on uncompleted contracts in the current quarter.

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 and 2011, and concluded that, as of March 31, 2012and 2011, our internal control over financial reporting was effective.

Management's assessment report was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in three months ended March 31, 2012that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 1A. RISK FACTORS

No material change since the filing of the Company’s Form 10-K with the Securities and Exchange Commission on April 15, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2012, 1,500,000 shares of the Company’s common stock were issued for services valued at $1,500.  There were no other issuances during the quarter ended March 31, 2012.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2012, the Company repurchased 50,000 shares of its outstanding common stock at a cost of $5,000.  There were no other repurchases of stock by the Company during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.OTHER INFORMATION

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
(Registrant)

By:            /s/ Joe Ragosta
Joe Ragosta
Chief Executive Officer, President, and Director

Date: May 21, 2012

By:           /s/ Robert Holdsworth
Robert Holdsworth
Chief Financial Officer

Date: May 21, 2012