Form 10-Q
period 2012-06-30
ENERGY EDGE TECHNOLOGIES CORP.
filed 2012-08-20
CIK 1495230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The number of shares of Common Stock, $0.00001 par value, outstanding on July 26, 2012 was 97,117,872.

ENERGY EDGE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

ENERGY EDGE TECHNOLOGIES CORPORATION
TABLE OF CONTENTS

JUNE 30, 2012

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ENERGY EDGE TECHNOLOGIES CORPORATION
BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30,	December
	2012	31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$32,547	$3,243
Contract receivables	938,852	64,412
Accounts receivable - other	1,472	9,261
Prepaid consulting fees	30,264	28,895
Costs and estimated earnings in excess of billings on
uncompleted contracts	0	19,321
Total Current Assets	1,003,135	125,132

Property and equipment
Computers and equipment	10,640	10,640
Less: accumulated depreciation	(4,738)	(3,878)
Total property and equipment (net)	5,902	6,762

Total Assets	$1,009,037	$131,894

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabiities
Current liabilities
Accounts Payable	$208,887	$152,827
Accrued expenses and other current liabilities	172,302	180,641
Loan payable - shareholder	500	3,138
Billings in excess of costs and estimated earnings
on uncompleted contracts	828,210	43,399
Total Liabilities	1,209,899	380,005

Stockholders' equity (deficit)
Common stock, .00001 par value, 100,000,000 shares authorized,
96,627,872 shares issued and outstanding (81,261,205 - 2011)	966	813
Additional paid-in capital	1,901,000	1,828,953
Treasury stock (50,000 shares)	(5,000)	0
Accumulated deficit	(2,097,828)	(2,077,877)

Total Stockholders' Equity (Deficit)	(200,862)	(248,111)

Total Liabilities and Stockholders' Equity (Deficit)	$1,009,037	$131,894

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Three	Three
	months	months	Six months	Six months
	ended June	ended June	ended June	ended June
	30, 2012	30, 2011	30, 2012	30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

CONTRACT REVENUES	$207,975	$285,922	$354,046	$495,568

CONTRACT COSTS	117,624	87,354	235,611	240,476

GROSS PROFIT	90,351	198,568	118,435	255,092

OPERATING EXPENSES
Wages - officers	0	85,525	6,088	134,275
Consulting Fees	47,455	57,400	58,182	90,400
Professional fees	22,528	52,819	26,548	141,401
General & administrative expenses	25,158	28,741	44,794	64,453
TOTAL OPERATING EXPENSES	95,141	224,485	135,612	430,529

(LOSS) FROM OPERATIONS	(4,790)	(25,917)	(17,177)	(175,437)

OTHER INCOME (EXPENSE)
Interest expense	(1,500)	(6,363)	(2,774)	(9,830)

(LOSS) BEFOREINCOME TAX	(6,290)	(32,280)	(19,951)	(185,267)
PROVISION (BENEFIT)

INCOME TAX PROVISION
(BENEFIT)
Current	-	-	-	-
Deferred	-	-	-	-

NET (LOSS)	$(6,290)	$(32,280)	$(19,951)	$(185,267)

BASIC AND DILUTED EARNINGS
PER SHARE	$0	$0	$0	$0

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING: BASIC
AND DILUTED	88,571,645	85,487,579	85,487,579	50,874,015

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

					Total
		Additional			Stockholders'
		Paid-in	Treasury	Accumulated	Equity
	Common Stock	Capital	Stock	Deficit	(Deficit)

Stockholders’ Equity Balance, December 31, 2010	$490	$1,639,238	$0	$(1,629,587)	$10,141
Shares Outstanding Balance, December 31, 2010	48,986,825

Issuance of shares under private placement, value	0	3,000	-	-	3,000
Issuance of shares under private placement, shares	30,000

Issuance of shares for consulting services, value	283	47,917	-	-	48,200
Issuance of shares for consulting services, shares	28,270,000

Issuance of shares for legal services, value	40	138,798	-	-	138,838
Issuance of shares for legal services, shares	3,974,380

Net Loss for the year ended December 31, 2011				(448,290)	(448,290)

Stockholders’ Equity Balance, December 31, 2011	813	1,828,953	0	(2,077,877)	(248,111)
Shares Outstanding Balance, December 31, 2011	81,261,205

Issuance of shares for services, value	72	7,128	-	-	7,200
Issuance of shares for services, shares	7,200,000

Shares repurchased during period	0	-	(5,000)	-	(5,000)

Issuance of shares for legal services, value	25	2,475	-	-	2,500
Issuance of shares for legal services, shares	2,500,000

Issuance of shares under private placement, value	56	62,444	-	-	62,500
Issuance of shares under private placement, shares	5,666,667

Net Loss for the six months ended June 30, 2012				(19,951)	(19,951)

Stockholders’ Equity Balance, June 30, 2012	$966	$1,901,000	$(5,000)	$(2,097,828)	$(200,862)
Shares Outstanding Balance, June 30, 2012	96,627,872

ENERGY EDGE TECHNOLOGIES CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	For the six	For the six
	months	months
	ended June	ended June
	30, 2012	30, 2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(19,951)	$(185,267)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation	860	859
Issuance of stock for services	-	369,438
Changes in assets and liabilites:
Contract receivables	(874,440)	(761,657)
Accounts receivable -- other	7,789	9,565
Prepaid consulting fees	8,331	(187,600)
Costs and estimated earnings in excess of billings
on uncompleted contracts	19,321	45,362
Accounts payable	56,060	8,372
Billings in excess of costs and estimated earnings
on uncompleted contracts	784,811	480,297
Payroll liabilities	-	(7,078)
Accrued expenses and other liabilities	(8,339)	178,754
Cash flows from (used in) operating activities	(25,558)	(48,955)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Cash flows from (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	62,500	8,000
Repayment of loan from related party	(2,638)	-
Purchase of treasury stock	(5,000)	-
Cash flows from (used in) financing activities	54,862	8,000

NET INCREASE (DECREASE) IN CASH	29,304	(40,955)
Cash, beginning of the period	3,243	55,510
Cash, end of the period	$32,547	$14,555

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,774	$2,638
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
ACTIVITIES
Shares issued for prepaid consulting services	$9,700	$0

The accompanying notes are an integral part of these financial statements.

ENERGY  EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 1 – NATURE OF OPERATIONS

Energy Edge Technologies Corporation (“Energy Edge” and the “Company”) was incorporated in New Jersey in January, 2004 and was in the development stage until January 1, 2008 when the assets, liabilities, and operations of a sole proprietorship controlled by the Company’s sole stockholder were transferred in.  The Company provides energy engineering and services specializing in the development and implementation of advanced, turnkey projects to reduce energy losses and increase the efficiency of new and existing buildings.  The Company is comprised of professional and industrial engineers, Leadership in Energy and Environmental Design (“LEED”) Accredited Professionals, and Green Building Coalition Certifying Agents.  Energy Edge is a Clean Energy Pay for Performance Partner and a Smart Start Building Trade Ally.  The Company’s custom designed projects are developed using proprietary methods and maximize energy savings by treating an entire facility based on its unique features and electricity and gas usage.

The Company applies a whole facility approach to energy cost reduction by applying different technologies and engineering approaches to treat most of the various electrical and gas consuming loads across facilities such as lighting, HVAC, refrigeration, and production equipment.  The energy projects developed and implemented by the Company are ideal for virtually any type of facility and have successfully resulted in tremendous savings in manufacturing plants, hospitals, entertainment venues, office buildings, restaurants, warehouses, etc.

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

Basis of Presentation

The accompanying interim  financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form S-1 filed with the SEC as of and for the period ended December 31, 2011.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, contract receivables, accounts receivable - other, prepaid consulting, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts, and accrued expenses.  The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation.  Selling, general, and administrative costs are charged to expense as incurred.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.  Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements are accounted for as changes in estimates in the current period.  No profit is recognized on change orders until they have been approved by the customer.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenues recognized in excess of amounts billed.  The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenues recognized.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.  It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense.  As of June 30, 2012, there have been no interest or penalties incurred on income taxes.

Research and Development

The Company has not incurred any research and development costs to date.

Dividends

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods shown.

Recent Accounting Pronouncements

Energy Edge does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position, or cash flows.

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

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting of Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The Company issued 9,700,000 shares to consultants or other non-employees to date in 2012.  The shares were valued at $9,700, including $6,390 charged to consulting expense in the current six month period.

NOTE 3 – PREPAID CONSULTING FEES

The Company utilizes the services of outside consultants and advisors to assist the Company in various activities. Consultants may be paid in cash and/or issued common shares of stock. The initial value of the contract is recorded as prepaid consulting and subsequently amortized over the term of the consulting contract. For the six months ended June 30, 2012, 9,700,000 common shares valued at $9,700 were issued to various consultants. Prepaid consulting was $30,264 and $28,895 at June 30, 2012, and December 31, 2011, respectively.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s policy is to depreciate the cost of property and equipment over the estimated useful lives of the assets by use of the straight-line method.  The office equipment presently owned by the Company is being depreciated over an estimated useful life of five years.  Depreciation expense for the six months ended June 30, 2012 and 2011 was $860 and $859, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITES

Accrued expenses and other current liabilities consisted of the following at June 30, 2012 and December 31, 2011:

	June 30 2012	December 31, 2011
Credit card balances	$26,868	$25,351
Accrued professional fees	-	12,000
Accrued contract costs	4,395	-
Payroll taxes payable	125,957	128,208
Sales tax payable	15,082	15,082
Total accrued expenses and other current liabilities	$172,302	$180,641

NOTE 6 – RELATED PARTY TRANSACTIONS

Shareholder loans are unsecured, non-interest bearing, and have no formal terms of repayment.  The shareholder loan that was outstanding at December 31, 2011 was repaid in the quarter ended March 31, 2012.

NOTE 7 – CAPITAL STOCK

On March 26, 2010, the Company amended it Articles of Incorporation to increase the number of authorized shares to100,000,000 with a par value of $.00001.

The Company originally issued 1,500 no par value common shares to its founder.  On May 10, 2012, the Company issued an additional 29,998,500 shares of common stock in payment of services provided by the founder of the Company.  Since nominal consideration was received for the shares, these financial statements have treated the transaction as if it were a stock split.  Accordingly, all shares and per share data has been adjusted to reflect such stock split.

In April and May, 2010, the Company sold 1,425,000 shares of common stock at $.10 per share under a private placement to unrelated third parties for total proceeds of $142,500.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

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

On August 23, 2010, the Company issued 64,000 common shares at $.10 per share in payment of equity issuance costs.  On September 28, 2010, the Company issued 1,000,000 shares valued at $.10 per share for business consulting services.

On October 7, 2010, the Company sold 2,050,000 shares of common stock at approximately $.08 per share under a private placement to an unrelated third party for total proceeds of $165,000.

During October, November, and December, 2010, the Company sold 220,000 shares of common stock at $.10 per share under a private placement to unrelated third parties for total proceeds of $22,000.

In the first quarter of 2011, the Company issued 744,380 shares of common stock to consultants or other non-employees for business consulting and legal services.  In addition, 30,000 shares of common stock were sold at $.10 per share, under a private placement to an unrelated third party for total proceeds of $3,000.

In the second quarter of 2011, the Company issued 2,950,000 shares of common stock to consultants or other non-employees for business consulting and legal services.  In addition, 50,000 shares of common stock were sold at $.10 per share to the Chief Executive Officer.

In the first quarter of 2012, the Company issued 1,500,000 shares of common stock to consultants or other non-employees for business consulting and legal services.  In addition, the Company purchased 50,000 shares of common stock at a price of $0.10.  Those shares are held by the Company as Treasury Stock.

In the second quarter of 2012, the Company issued 8,200,000 shares of common stock to consultants or other non-employees for business consulting and legal services.

On May 17, 2012, the Company sold 1,000,000 unregistered shares of its Class A common stock for $10,000. The shares were exempt from registration, pursuant to Rule 506 of Regulation D of the Securities Act of 1933 and/or Section (4)(2)) . The Company used the proceeds from this sale for M&A and project related expenses, consultants, vendors and contractors.

On June 6, 2012, the Company sold 500,000 unregistered shares of its Class A common stock for $5,000. The shares were exempt from registration, pursuant to Rule 506 of Regulation D of the Securities Act of 1933 and/or Section (4)(2)) . The Company used the proceeds from this sale for M&A and project related expenses, consultants, vendors and contractors.

On June 7, 2012, the Company sold 2,000,000 unregistered shares of its Class A common stock for $30,000. The shares were exempt from registration, pursuant to Rule 506 of Regulation D of the Securities Act of 1933 and/or Section (4)(2)) . The Company used the proceeds from this sale for M&A and project related expenses, consultants, vendors and contractors.

On June 5, 2012, the Company sold 1,666,667 unregistered shares of its Class A common stock for $12,500. The shares were exempt from registration, pursuant to Rule 506 of Regulation D of the Securities Act of 1933 and/or Section (4)(2)) . The Company used the proceeds from this sale for M&A and project related expenses, consultants, vendors and contractors.

On June 27, 2012, the Company sold 500,000 unregistered shares of its Class A common stock for $5,000. The shares were exempt from registration, pursuant to Rule 506 of Regulation D of the Securities Act of 1933 and/or Section (4)(2)) . The Company used the proceeds from this sale for M&A and project related expenses, consultants, vendors and contractors.

As of June 30, 2012, the Company has no warrants or options outstanding.

NOTE 8 – INCOME TAXES

For the six month periods ended June 30, 2012 and 2011, the Company has incurred net losses and, therefore, has not tax liability.  The net deferred tax asset was generated by the loss carry-forward of approximately $2,098,000 at December 31, 2011, and will expire beginning in 2030.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

The provision for federal income tax consists of the following at June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Federal income tax benefit attributable to:
Current operations	$6,783	$62,991
Less: valuation allowance	(6,783)	(62,991)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2012	December 31 2011
Deferred tax asset attributable to:
Net operating loss carryover	$680,783	$674,000
Less: valuation allowance	(680,783)	(674,000)
Net deferred tax asset	$0	$0

As of June 30, 2012, the Company had net operating loss carry-forwards of approximately $2,098,000 that may be available to reduce future years’ taxable income through 2031.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards of $2,098,000 for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

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

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real property as of June 30, 2012.  An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated its operations subsequent to June 30, 2012 to the date the financial statements were issued, and has the following to report.  On July 30, 2012, the Company has entered into a stock purchase agreement (the “SPA”) with Dutchess Private Equities Fund, Ltd. (“Dutchess”) to acquire (1) Twenty Million Eight Hundred Eighty Thousand Two Hundred and Eighty (20,880,280) unrestricted shares (“Shares”) of common stock of Union Dental Holdings, Inc. (“Union Dental”), a publicly traded Florida corporation with ticker symbol “UDHI,” and (2) a warrant to purchase up to Thirty-Nine Million Six Hundred Thousand (39,600,000) shares of common stock of Union Dental (“Warrant”).  The Shares and the Warrant were purchased for (1) One Hundred Sixty Thousand Dollars ($160,000.00) cash, or (2) Eighty Thousand Dollars ($80,000) cash and One Hundred Thousand Dollars ($100,000) worth of the Company’s unrestricted shares of common stock.  Pursuant to the terms of the SPA, on July 30, 2012, the Company transferred to escrow partial consideration of Eighty Thousand Dollars ($80,000) in cash.  Within Forty-Five (45) days after the Shares have been cleared on behalf of the Company and are eligible for sale through a broker, the Company will transfer to Dutchess the remaining consideration of either (1) Eighty Thousand Dollars ($80,000) in cash or (2) One Hundred Thousand Dollars ($100,000) worth of the Company’s unrestricted shares of common stock.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The majority of the Company's revenue results from sales contracts with direct customers and revenues are generated upon the shipment of goods and/ or delivery of services. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations – Six Months Ended June 30, 2012 as Compared to Six Months Ended June 30, 2011 and Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011.

The following table summarizes the results of our operations during the six-month period and three-month period ended June 30, 2012 and 2011, and provides information regarding the dollar and percentage increase (or decrease) from the respective periods.

	Six Months ended June 30,

	2012	2011	Increase (decrease）	% Change
Revenue	$354,046	$495,568	$(141,522)	(29)%
Cost of sales	235,611	240,476	(4,865)	(2)%
Gross profit	118,435	255,092	(136,657)	(54)%
General & administrative	71,342	205,854	(134,512)	(65)%
Sales & marketing	64,270	224,675	(160,405)	(71)%
Loss from operations	(17,177)	(175,437)	(158,260)	(90)%
Other expense	2,774	9,830	(7056)	(72)%
Provision for taxation	0	0	0	0%

Net loss	(19,951)	(185,267)	(165,316)	(89)%

	Three Months ended June 30,

	2012	2011	Increase (decrease)	% Change
Revenue	$207,975	$285,922	$(77,947)	(27)%
Cost of sales	117,624	87,354	(30,270)	(35)%
Gross profit	90,351	198,568	(108,217)	(54)%
General & administrative	47,686	81,560	(33,874)	(42)%
Sales & marketing	47,455	142,925	(95,470)	(67)%
Income (Loss) from operations	(4,790)	(25,917)	(21,127)	(82)%
Other expense	1,500	6,363	(4,863)	(76)%
Provision for taxation	0	0	0	0%

Net income (loss)	(6,290)	(32,280)	(25,990)	(81)%

Revenues

Sales revenue decreased from $495,568 in the six months ended June 30, 2011 to $354,046 in the same period in 2012, representing a 28.6% decrease.  The decrease in revenue was mainly due to the timing of the commencement and completion of approved client projects.

Sales revenue decreased from $285,922 in the three months ended June 30, 2011 to $207,975 in the same period in 2012, representing a 27.3% decline.. The decrease in revenue was mainly due to the timing of the commencement and completion of approved client projects.

Cost of sales and gross margin

Cost of sales decreased from $240,476 in the six months ended June 30, 2011 to $235,611in the same period in 2012, representing a 2.0% decrease. The gross profit percent decreased from 51.5% in the six months ended June 30, 2011 to 33.5% in the same period in 2012. The decrease in gross profit was mainly due to the timing of the commencement and completion of approved client projects

Cost of sales increased from $87,354 in the three months ended June 30  2011 to $117,624 in the same period in 2012, representing a 34.7% increase. The increase was mainly attributable to costs incurred at the beginning of the projects that are included in Cost of Sales.  The gross profit percent decreased from 69.4% in the three months ended June 30, 2011 to 43.4% in the same period in 2012. The decrease in gross profit was mainly due to the increased Cost of Sales and the timing of the commencement and completion of approved client projects.

Sales and marketing

Sales and marketing expenses were $64,270 in the six months ended June 30, 2112 as compared to $224,675 in the prior period.  The decrease was due to a reduction in consulting fees and officer wages.

Sales and marketing expenses were $47,455 in the three months ended June 30, 2112 as compared to $142,925 in the three months ended June 30, 2011.  The decrease was due to a reduction in consulting fees and officer wages

General and administrative

General and administrative expenses decreased from $205,854 in the six months ended June 30, 2011to $71,342 for the same period in 2012, representing a decrease of $134,512 or 65.3%. The decrease was mainly attributable to a reduction in professional fees related to the Company’s public offering.

General and administrative expenses decreased from $81,560 in the three months ended June 30, 2011 to $47.686 for the same period in 2012, representing a decrease of $33,874 or 41.5%. The decrease was mainly attributable to a reduction in professional fees related to the Company’s public offering

Net income (loss)

Net loss for the six months ended June 30, 2012 was ($19,951) as compared to net loss of ($185,267) in the same period of 2011. The decrease was mainly attributable to the reduction in Sales and Marketing and General and Administrative costs.

Net loss for the three months ended June 30, 2012 was (6,290) as compared to a net loss of ($32,280) in the same period of 2011. The decrease was mainly attributable to the reduction in Sales and Marketing and General and Administrative costs.

Liquidity and Capital Resources

For the six months ended June 30 2012, we used $25,558 in cash flow from operating activities compared to usage of $48,955 in cash flow for the six months ended June 30, 2011 for a number of reasons.  The Company issued stock for services in the amount of $9,700. The Company also recorded an increase in contract receivables of $874,440, an increase in billings in excess of costs of $784,811, and an increase in accounts payable of $56,060.  All of which impacted cash used by operating activities. Financing activities generated $54,862 net proceeds primarily from the sale of stock.

The Company has no long term debt outstanding at either June 30, 2012 or December 31, 2011 and has no current plans to seek debt financing.

Cash and cash equivalents were $32,547 as of June 30, 2012 compared to $3,243 as of December 31, 2011.

We have no material commitments for capital expenditures and know of no trends, demands, commitments, or events that will result in our liquidity changing in a material way for the foreseeable future.

Year 2012 Outlook

Management is looking to continue to grow the company through revenue enhancement and mergers and acquisitions of profitable, synergistic companies and investments.  Increasing revenues and the successful completion and expansion of already announced, or to be announced, mergers and partnerships will be of the utmost importance and focus for 2012 and beyond.  However, there can be no assurances that market conditions will not continue to impact sales or that future unknown variables will not require Management to make changes to previous, current or future merger or partnership arrangements.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4T.CONTROLS AND PROCEDURES

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 and 2011, and concluded that, as of June 30, 2012and 2011, our internal control over financial reporting was effective..

Management's assessment report was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in three months ended June 30, 2012that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 1A.RISK FACTORS

No material change since the filing of the Company’s Form 10-K with the Securities and Exchange Commission on April 15, 2011.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 17, 2012, the Company sold 1,000,000 unregistered shares of its Class A common stock for $10,000.   The shares were exempt from registration, pursuant to Rule 506 of Regulation D of the Securities Act of 1933 and/or Section (4)(2)) .  The Company used the proceeds from this sale for M&A and project related expenses, consultants, vendors and contractors.

On June 6, 2012, the Company sold 500,000 unregistered shares of its Class A common stock for $5,000. The shares were exempt from registration, pursuant to Rule 506 of Regulation D of the Securities Act of 1933 and/or Section (4)(2)) . The Company used the proceeds from this sale for M&A and project related expenses, consultants, vendors and contractors.

On June 7, 2012, the Company sold 2,000,000 unregistered shares of its Class A common stock for $30,000. The shares were exempt from registration, pursuant to Rule 506 of Regulation D of the Securities Act of 1933 and/or Section (4)(2)) . The Company used the proceeds from this sale for M&A and project related expenses, consultants, vendors and contractors.

On June 5, 2012, the Company sold 1,666,667 unregistered shares of its Class A common stock for $12,500. The shares were exempt from registration, pursuant to Rule 506 of Regulation D of the Securities Act of 1933 and/or Section (4)(2)) . The Company used the proceeds from this sale for M&A and project related expenses, consultants, vendors and contractors.

On June 27, 2012, the Company sold 500,000 unregistered shares of its Class A common stock for $5,000. The shares were exempt from registration, pursuant to Rule 506 of Regulation D of the Securities Act of 1933 and/or Section (4)(2)) . The Company used the proceeds from this sale for M&A and project related expenses, consultants, vendors and contractors.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended June 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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
(Registrant)

By:          /s/ Joe Ragosta
Joe Ragosta
Chief Executive Officer, President, and Director

Date: August 20, 2012

By:          /s/Robert Holdsworth
Robert Holdsworth
Chief Financial Officer

Date: August 20, 2012