Form 10-Q
period 2012-09-30
ENERGY EDGE TECHNOLOGIES CORP.
filed 2012-11-19
CIK 1495230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The number of shares of Common Stock, $0.00001 par value, outstanding on November 13, 2012 was 96,627,872.

ENERGY EDGE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

ENERGY EDGE TECHNOLOGIES CORPORATION TABLE OF CONTENTS  SEPTEMBER  30, 2012

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ENERGY EDGE TECHNOLOGIES CORPORATION
BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS	September 30, 2012 (Unaudited)	December 31, 2011 (Unaudited)
Current Assets
Cash and cash equivalents	$21,227	$3,243
Contract receivables	897,290	64,412
Accounts receivable - other	1,472	9,261
Prepaid expenses	25,315	28,895
Costs and estimated earnings in excess of billings on uncompleted contracts	-	19,321
Total Current Assets	945,304	125,132

Property and Equipment
Computers and equipment	10,640	10,640
Less: accumulated depreciation	(5,167)	(3,878)
Total Property and Equipment (net)	5,473	6,762

Total Assets	$950,777	$131,894

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$193,219	$152,827
Accrued expenses and other current liabilities	171,496	180,641
Loan payable - shareholder	-	3,138
Billings in excess of costs and estimated earnings on uncompleted contracts	802,719	43,399
Total Liabilities	1,167,434	380,005

Stockholders’ Equity (Deficit)
Common stock, .00001 par value, 100,000,000 shares authorized, 96,627,872 shares issued and outstanding (81,261,205 - 2011)	966	813
Additional paid in capital	1,901,000	1,828,953
Treasury stock (50,000 shares)	(5,000)	0
Accumulated deficit	(2,113,623)	(2,077,877)
Total Stockholders’ Equity (Deficit)	(216,657)	(248,111)

Total Liabilities and Stockholders’ Equity (Deficit)	$950,777	$131,894

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Three months ended September 30, 2012 (Unaudited)	Three months ended September 30, 2011 (Unaudited)	Nine months ended September 30, 2012 (Unaudited)	Nine months ended September 30, 2011 (Unaudited)

CONTRACT REVENUES	$93,902	$63,762	$447,947	$472,903

CONTRACT COSTS	65,874	11,071	301,484	285,137

GROSS PROFIT	28,028	52,691	146,463	187,766

OPERATING EXPENSES
Wages - officers	-	(32,500)	6,089	62,775
Consulting fees	16,678	64,900	74,859	155,300
Professional fees	5,767	40,246	37,835	181,647
General & administrative expenses	15,959	47,650	55,233	113,953
TOTAL OPERATING EXPENSES	38,404	120,296	174,016	513,675

INCOME (LOSS) FROM OPERATIONS	(10,376)	(67,605)	(27,553)	(325,909)

OTHER INCOME (EXPENSE)
Interest expense	(5,419)	(9,719)	(8,193)	(19,549)
Loss on equipment deposit	-	(16,250)	-	(16,250)
TOTAL OTHER INCOME (EXPENSE)	(5,419)	(25,969)	(8,193)	(35,799)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(15,795)	(93,574)	(35,746)	(361,708)

INCOME TAX PROVISION	-	-	-	-

NET INCOME (LOSS)	$(15,795)	$(93,574)	$(35,746)	$(361,708)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	96,627,872	53,011,205	89,228,115	51,124,015

The accompanying notes are an integral part of these financial statements.

 ENERGY EDGE TECHNOLOGIES CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
AS OF SEPTEMBER 30, 2012

	Common Stock		Additional Paid in	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)
Balance, December 31, 2010	48,986,825	$490	$1,639,238	$0	$(1,629,587)	$10,141

Issuance of shares under private placement at $.10 per share	30,000	-	3,000	-	-	3,000

Issuance of shares for consulting services at $.10 per share	28,270,000	283	47,917	-	-	48,200

Issuance of shares for legal services	3,974,380	40	138,798	-	-	138,838

Net loss for the year ended December 31, 2011	-	-	-	-	(448,290)	(448,290)

Balance, December 31, 2011	81,261,205	813	1,828,953	0	(2,077,877)	(248,111)

Issuance of shares for services	7,200,000	72	7,128	-	-	7,200

Shares repurchased	-	-	-	(5,000)	-	(5,000)

Issuance of shares for legal services	2,500,000	25	2,475	-	-	2,500

Issuance of shares under private placement	5,666,667	56	62,444	-	-	62,500

Net loss for the period ended September 30, 2012	-	-	-	-	(35,746)	(35,746)

Balance, September 30, 2012	96,627,872	$966	$1,901,000	$(5,000)	$(2,113,623)	$(216,657)

The accompanying notes are an integral part of these financial statements.

 ENERGY EDGE TECHNOLOGIES CORPORATION
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	For the Nine Months Ended
	September 30, 2012 (Unaudited)	September 30, 2011 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(35,746)	$(361,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,289	1,287
Stock-based Compensation	26,779	477,438
Changes in assets and liabilities:
Contract receivables	(832,878)	(383,240)
Accounts receivable – other	7,789	9,565
Prepaid expenses	(13,499)	(255,200)
Costs and estimated earnings in excess of billings on uncompleted contracts	19,321	45,362
Accounts payable	40,392	90,289
Billings in excess of costs and estimated earnings on uncompleted contracts	759,320	196,733
Accrued expenses and other current liabilities	(9.145)	129,558
Cash flows provided by (used in) operating activities	(36,378)	(49,916)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements	62,500	-
Repayment of shareholder loan	(3,138)	-
Purchase of treasury stock	(5,000)	-
Cash flows provided by financing activities	54,362	-

NET INCREASE (DECREASE) IN CASH	17,984	(49,916)
Cash, beginning of the period	3,243	55,510
Cash, end of the period	$21,227	$5,594

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$8,193	$15,787
Income taxes paid	$-	$1,500

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid consulting/legal/marketing services	$9,700	$469,438

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

The Company applies a whole facility approach to energy cost reduction by applying different technologies and engineering approaches to treat most of the various electrical and gas consuming loads across facility such as lighting, HVAC, refrigeration, and production equipment.  The energy projects developed and implemented by the Company are ideal for virtually any type of facility and have successfully resulted in tremendous savings in manufacturing plants, hospitals, entertainment venues, office buildings, restaurants, warehouses, etc.

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

Basis of Presentation
The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s 10-K filed with the SEC as of and for the period ended December 31, 2011. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, contract receivables, accounts receivable – other, prepaid expenses, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts, and accrued expenses and other current liabilities. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.  It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense.  As of September 30, 2012, there have been no interest or penalties incurred on income taxes.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development
The Company has not incurred any research and development costs to date.

Recent Accounting Pronouncements
Energy Edge does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flows.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options,to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that areIssued to Other than Employees for Aquiring, or in Conjunction with Selling Good and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The Company issued 9,700,000 shares to consultants or other nonemployees to date in 2012.  The shares were valued at $9,700. The fair value is initially charged to prepaid expenses and subsequently amortized over the term of the related agreement.

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

NOTE 3 – PREPAID CONSULTING FEES

The Company utilizes the services of outside consultants and advisors to assist the Company in various activities.  Consultants may be paid in cash and/or issued common shares of stock.  The initial value of the contract is recorded as prepaid consulting and subsequently amortized over the term of the consulting contract.  For the nine months ended September 30, 2012, 9,700,000 common shares valued at $9,700 were issued to various consultants.  Prepaid consulting was $25,315 and $28,895 at September 30, 2012 and December 31, 2011, respectively.

NOTE 4 -- PROPERTY AND EQUIPMENT

The Company’s policy is to depreciate the cost of property and equipment over the estimated useful lives of the assets by use of the straight-line method. The office equipment presently owned by the Company is being depreciated over an estimated useful life of five years.  Depreciation expense for the nine months ended September 30, 2012 and 2011 was $1,290 and $1,287, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Shareholder loans are unsecured, non-interest bearing, and have no formal terms of repayment.  The shareholder loan that was outstanding at December 31, 2011 was repaid in the quarter ended March 31, 2012.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Credit card balances	$27,287	$25,351
Accrued professional fees	3,000	12,000
Accrued contract costs	170	-
Payroll taxes payable	125,957	128,208
Sales tax payable	15,082	15,082
Total accrued expenses and other current liabilities	$171,496	$180,641

NOTE 7 - CAPITAL STOCK

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

During 2012, the Company issued 7,200,000 shares of common stock valued at $7,200 to various consultants for consulting services. The shares were valued based on the value of the stock issued.

On February 14, 2012, the Company purchased 50,000 shares of the Company’s outstanding common stock at a cost of $5,000.  The shares are being held as Treasury Stock.

During 2012, the Company issued 2,500,000 shares of common stock for legal services. The shares were valued based on the value of the legal services provided.

During 2012, the Company sold 5,666,667 shares of common stock under a private placement to unrelated third parties for total proceeds of $62,500.

As of September 30, 2012, the company has no warrants or options outstanding.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 8 –INCOME TAXES

For the nine month periods ended September 30, 2012 and 2011, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset was generated by the loss carry-forward of approximately $2,114,000, and will expire beginning in 2030.

	September 30, 2012	September 30, 2011
Federal income tax benefit attributable to:
Current operations	$12,154	$122,981
Less: valuation allowance	(12,154)	(122,981)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2012	December 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$686,154	$674,000
Less: valuation allowance	(686,154)	(674,000)
Net deferred tax asset	$0	$0

As of September 30, 2012, the Company had net operating loss carry-forwards of approximately $2,114,000 that may be available to reduce futures years’ taxable income through 2032.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accourdingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $2,114,000 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – GOING CONCERN

The Company has limited working capital, and has suffered a significant loss from operations since inception.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

 ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real property as of September 30, 2012. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has analyzed its operations through the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

Results of Operations – Nine  Months Ended September  30, 2012 as Compared to Nine  Months Ended September 30, 2011 and Three Months Ended September  30, 2012 Compared to Three Months Ended September 30, 2011.

The following table summarizes the results of our operations during the nine-month period and three-month period ended September 30, 2012 and 2011, and provides information regarding the dollar and percentage increase (or decrease) from the respective periods.

	Nine Months ended September 30,

	2012	2011	Increase (decrease）	% Change
Revenue	$447,947	$472,903	$(24,956)	(5)%
Cost of sales	301,484	285,137	16,347	6%
Gross profit	146,463	187,766	(41,303)	(22)%
General & Administrative & Professional Fees	93,068	295,600	(202,532)	(69)%
Wages & Consulting Fees	80,948	218,075	(137,127)	(63)%
Income (Loss) from operations	(27,553)	(325,909)	(298,356)	(92)%
Other expense	8,193	35,799	(27,606)	(77)%
Provision for taxation	0	0	0	0

Net loss	(35,746)	(361,708)	(325,962)	(90)%

	Three Months ended September 30,
	2012	2011	Increase (decrease)	% Change
Revenue	$93,902	$63,762	$30,140	47%
Cost of sales	65,874	11,071	54,803	495%
Gross profit	28,028	52,691	(24,663)	(47)%
General & Administrative & Professional Fees	21,726	87,896	(66,170)	(75)%
Wages & Consulting Fees	16,678	32,400	(15,722)	(49)%
Income (Loss) from operations	(10,376)	(67,605)	(57,229)	(85)%
Other expense	5,419	25,969	(20,550)	(79)%
Provision for taxation	0	0	0	0

Net income (loss)	(15,795)	(93,574)	(77,779)	(83)%

Revenues

Sales revenue decreased from $472,903 in the nine  months ended September  30, 2011 to $447,947 in the same period in 2012, representing a 5% decrease.  The decrease in revenue was mainly due to the timing of the commencement and completion of approved client projects.

Sales revenue increased from $63,762 in the three months ended September  30, 2011 to $93,902 in the same period in 2012, representing a 47% improvement.. The increase in revenue was mainly due to the timing of the commencement and completion of approved client projects.

Cost of sales and gross margin

Cost of sales increased from $285,137 in the nine months ended September 30, 2011 to $301,484 in the same period in 2012, representing a 6% increase. The gross profit percent decreased from 40% in the nine months ended September 30, 2011 to 33% in the same period in 2012. The decrease in gross profit was mainly due to the timing of the commencement and completion of approved client projects

Cost of sales increased from $11,071 in the three months ended September 30  2011 to $65,874 in the same period in 2012, representing a 495% increase. The increase was mainly attributable to costs incurred at the beginning of the projects that are included in Cost of Sales.  The gross profit percent decreased from 83% in the three months ended September 30, 2011 to 30% in the same period in 2012. The decrease in gross profit was mainly due to the increased Cost of Sales and the timing of the commencement and completion of approved client projects.

Wages & Consulting Fees

Wages & Consulting Fees were $80,948 in the nine months ended September 30, 2112 as compared to $218,075 in the prior period.  The decrease was due to a reduction in consulting fees and officer wages..

Wages & Consulting Fees were $16,678 in the three months ended September 30, 2112 as compared to $32,400 in the three months ended September 30, 2011.  The decrease was due to a reduction in consulting fees.

General and administrative & Professional Fees

General and administrative and professional fees decreased from $295,600 in the nine months ended September 30, 2011to $93,068 for the same period in 2012, representing a decrease of $202,532 or 69%. The decrease was mainly attributable to a reduction in professional fees related to the Company’s public offering.

General and administrative and professional fees decreased from $87,896 in the three months ended September 30, 2011 to $21,726 for the same period in 2012, representing a decrease of $66,170 or 75%. The decrease was mainly attributable to a reduction in professional fees related to the Company’s public offering

Net income (loss)

Net loss for the nine months ended September 30, 2012 was $35,746 as compared to net loss of $361,708 in the same period of 2011. The decrease was mainly attributable to the reduction in Sales and Marketing and General and Administrative costs.

Net loss for the three months ended September 30, 2012 was $15,795 as compared to a net loss of $93,574 in the same period of 2011. The decrease was mainly attributable to the reduction in Sales and Marketing and General and Administrative costs.

Liquidity and Capital Resources

For the nine months ended September 30, 2012, we used $36,378 in cash flow from operating activities compared to usage of $49,916 in cash flow for the nine months ended September 30, 2011 for a number of reasons.  The Company issued stock for services in the amount of $9,700  during the first two quarters of 2012.  The Company also recorded an increase in contract receivables of $832,878, an increase in billings in excess of costs of $759,320, and an increase in accounts payable of $40,392, all of which impacted cash used by operating activities. Financing activities generated $54,362 net proceeds primarily from the sale of stock.

The Company has no long term debt outstanding at either September 30, 2012 or December 31, 2011 and has no current plans to seek debt financing.

Cash and cash equivalents were $21,227 as of September 30, 2012 compared to $3,243 as of December 31, 2011.

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012 and 2011, and concluded that, as of September 30, 2012and 2011, our internal control over financial reporting was effective..

Management's assessment report was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in three months ended September 30, 2012that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.
Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended September 30, 2012.

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
(Registrant)

By:          /s/ Joe Ragosta
Joe Ragosta
Chief Executive Officer, President, and Director

Date: November 19, 2012

By:          /s/Robert Holdsworth
Robert Holdsworth
Chief Financial Officer

Date: November 19, 2012