Form 10-K
period 2012-12-31
ENERGY EDGE TECHNOLOGIES CORP.
filed 2013-04-15
CIK 1495230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Commission File Number: 333-167853

Energy Edge Technologies Corporation
(Exact name of registrant as specified in its charter)

New Jersey	52-2439239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 Plaza Real, Suite 275 Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)
Telephone: (561) 962-4258
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock	OTCBB
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.00001 Par Value
(Title of each class)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer  ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed year end:$6,021,049.

As of December 31, 2012, there were 78,167,872 shares of the issuer’s common stock, 0.00001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934 or the “Exchange Act.” These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

• new competitors are likely to emerge and new technologies may further increase competition
• our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan
• our ability to obtain future financing or funds when needed
• our ability to successfully obtain and maintain our diverse customer base
• four ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements
• our ability to attract and retain a qualified employee base;
• our ability to respond to new developments in technology and new applications of existing technology before our competitors;
• acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and
• our ability to maintain and execute a successful business strategy.

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

PART I

ITEM 1. BUSINESS

Use of Certain Defined Terms
Except as otherwise indicated by the context, references in this report to:

•
“Energy Edge,” “EEDG,” “EES”, “The Gourmet Wing Company, Inc.”, “The Gourmet Wing Company”, “TGWC”, “we,” “us,” or “our,” “Successor” and the “Company” are references to the business of Energy Edge Technologies Corporation, a New Jersey Corporation, and its subsidiaries.

•	“Securities Act” refers to the Securities Act of 1933, as amended.
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

Energy Edge Technologies Corporation

Energy Edge Technologies Corporation was incorporated in New Jersey in January, 2004. As of fiscal year end December 31, 2012, Energy Edge Technologies Corporation is comprised of two subsidiaries; Energy Edge Solutions and The Gourmet Wing Company, Inc.

During the fiscal year ended December 31, 2012, the Company acquired sixty-five percent (65%) of the capital stock of The Dry Fried Wing Company.  On March 31, 2013, the Company acquired the remaining thirty-five percent (35%) of such stock.  On April 5, 2013 the Company officially changed the name of The Dry Fried Wing Company to The Gourmet Wing Company, Inc.  At the point of the merger with The Dry Fried Wing Company in the fourth quarter of 2012, the Energy Edge Solutions subsidiary was created to conduct the energy efficiency work of the Company.

Energy Edge Solutions (EES) EES is a company specializing in energy cost and consumption reduction for mid to large sized companies, institutions and government entities. EES consists of independently contracted professionals, industrial and electrical engineers, Leadership in Energy and Environmental Design (“LEED”) accredited professionals and business entrepreneurs.  EES provides companies, institutions and government entities with turnkey, whole facility solutions that reduce energy consumption and corresponding costs and increase the efficiency of existing equipment and buildings.  EES has experience in implementing and supporting industrial and commercial energy conservation measures, approaches and processes across a broad spectrum of industries and facility types. Our typical projects are guaranteed to reduce energy consumption (including electric, gas, fuel and water) and corresponding costs by 8% to 30%, provide 33% or better return on investment and decrease greenhouse gas emissions and our customers' carbon footprints.

The Company has experienced success with projects for a variety of customers including municipalities, breweries, pharmaceuticals, restaurants, food processing, manufacturing, printing, leisure, hospitals, office buildings, etc. EES projects are suitable and applicable for any type of customer whose energy bill exceeds $10,000 monthly. EES identifies where and how energy is being used and attempts to address the problems that contribute to inefficient systems and higher energy bills.  EES utilizes industry experts for the design and implementation of advanced, Institute of Electrical and Electronics Engineers (“IEEE”), US Department of Energy (“DOE”) and US Green Building Council (“USGBC”) recommended passive engineering approaches and technologies that reduce energy losses and increase the efficiency of existing systems while providing financially advantageous project paybacks and return on investment for customers. Our unique custom turnkey projects maximize energy savings by treating the entire facility based on its distinctive features and energy usage.

The process begins when EES gathers information on the client facility and operation including energy consuming load profiles and variation, hours of operation, factors of energy influence, etc. EES collects 12 months of energy bills and completes a facility walk through. After information gathering, a project summary including savings, project cost, carbon footprint, financing terms, utility rebates, tax deductions, payback and return on investment is presented to the client. If the client approves the service and an agreement is signed, the project is initiated including engineering, procurement of all equipment, labor, insurance and warranties, waste disposal and before and after measurements. Most projects take between 1 and 4 weeks. EES continues to measure energy use and provides monthly billing analysis and quarterly reports to the client post-implementation and installation of the project.

EES applies different proven technologies and engineering approaches to positively affect the various energy consuming loads in a facility, and we work to improve the efficiency of equipment and systems to reduce energy consumption. We combine engineering experience with the expertise of our primary manufacturers. This allows us to develop turnkey projects with energy savings, reduction in greenhouse gas emissions and return on investment for our customers. All of the approaches and technologies we employ are proven, passive, DOE, USGBC and/or IEEE approved and recommended. Furthermore, many of our technologies are ENERGY STAR qualified and supplied by ENERGY STAR partners such as Phillips, GE, Telkonet and Intellidyne. All of the technologies we utilize are Underwriters Laboratory “UL” Listed, which means that they conduct the testing on electrical components and equipment, and Canada Standards Association “CSA” approved. The Canada Standards Association is similar to the Underwriters Laboratory but their testing is even more stringent and CSA approval is required by law in Canada. Many states and local utilities also offer incentives and rebates for our work and we help our customers to receive the incentives available as well as qualify them for applicable and available federal tax incentives.

Lastly, EES has developed a proprietary e-tool for developing unique, accurate, facility specific energy savings calculations and project designs called the Energy Edge Analyzer. The Energy Edge Analyzer and underlying formulas and algorithms were developed by analyzing hundreds of facilities of varying type, size, location, use, etc.  The Energy Edge Analyzer allows team members to collect specific, pin point information on the various energy consuming loads and systems in a facility and input the data into the tool to produce fast, precise results including:

• Overall project design
• Guaranteed energy savings
• Available utility rebates
• Available federal, state and local incentives
• Client project cost
• Guaranteed client payback and ROI
• Financing options to eliminate out of pocket expense for customers
• Carbon footprint and greenhouse gas reductions
• Energy consumption breakdowns and profiles across respective loads
• Detailed engineering and design specifications down to the individual treated load
• Corresponding additional benefits of the specific design (i.e. extended equipment life, less downtime, heat load reductions, gain in electrical system capacity, cooling capacity, etc)

The results from the Energy Edge Analyzer can then be quickly imported to a client ready, professional proposal. The proposal incorporates the relevant information from above and includes everything from the executive summary to the sales agreement to graphs and charts, equipment spec sheets and dozens of customer referral letters.

Competitive Business Conditions within the Industry

While no company offers the comprehensive “whole facility approach” that is offered by EES, they all utilize a similar business model. The sustainable competitive advantage of EES will be its guarantee program, implementation and service model. The Company provides a solution that will give the maximum savings available without vast equipment overhaul.

Many of EES’s competitors do not have the same experience level of EES, and cannot supply a true guarantee and insurance backing. However, our competitors may be better funded, have access to more business expansion capital, have strategic business and local relationships developed, and may have stronger capability to develop or license technologies, which could potentially affect our ability to compete.

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

There are merits and benefits to both approaches to energy cost savings noted above. EES’s competitive advantage is detailed below in the section titled “Competitive Strengths Within The Industry”.

Independent Contractors

EES utilizes independent contractors, channel partners and vendor relationships to develop business opportunities. The members of our network typically operate under the Energy Edge moniker and work from various strategic regions across the United States. The nature and services include sales, engineering and project management. The terms of the arrangement is a sales commission of 50% or 40% of gross profit for sales and negotiated daily rates for engineering and project management work. Utilizing such a network of independent partners working on a 100% commission basis affords EES with great advantages such as expanded geographical reach and marketplace exposure, generation of a significantly larger number of sales leads and prospects, and no additional overhead. The US regions in which we have independent contractors/representation include:

a.	New Jersey
b.	New York
c.	Pennsylvania
d.	Florida
e.	Tennessee
f.	California
g.	Georgia
h.	Oklahoma

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

Business Strategies

Our business includes energy engineering studies and the designing and building of turnkey energy efficiency projects. We have grown the company by offering high quality services and products to customers we initially attracted using very simple techniques such as networking, channel partners, cold calling and mailers. We continue to add to our network of independent contractors and using these methods of prospecting. We also have begun utilizing more sophisticated methods of attaining customers and increasing the visibility of EES such as online marketing, traditional marketing and advertising and publicity and public relations campaigns.

Management will be looking for additional revenue streams in 2012 such as energy efficiency consulting for new building design and potential merger and acquisition targets to expand size, revenue and profitability of the company.

Industry Summary

Businesses are continually seeking ways to lower expenses and cut energy costs. The majority of Federal and state governments and local utilities have put several regulations and incentives in place (with more to come), encouraging and requiring companies to take active responsibility for lowering their energy consumption. A monsoon of media coverage has also created awareness of high energy consumption and the ultimate effects on the US and the rest of the world. It is to the advantage of any company, with a significant energy bill, to take advantage of the offer presented by EES, from a fiscal, environmental and social standpoint.

EES target markets include the industrial, commercial and government sectors, which account for more than half of the energy consumed in the US. The other two sectors are residential and transportation. On June 5, 2007, the 1st Annual World Environment Review took place and a few of the highlights pertaining to the US, in regards to the general population, are shown below:

•74% are concerned about climate change.
•80% think their Government should do more to tackle global warming.
•84% think that the US is too dependent on fossil fuels.

•72% think that the US is too reliant on foreign oil.
•79% think that the US Government should do more to increase the number of hybrid cars that are sold.
•67% think that the US Government should allow more off shore drilling.

The results show that the general population is building an awareness of the worldwide energy issue and are trending towards solutions that will assist with conserving the environment. It now becomes beneficial for companies to participate in these initiatives in order to reflect positively on society.

The American Recovery and Reinvestment Act of 2009 energy related funding allocates $1.6 billion for renewable energy and $12 million for energy efficiency. The revenue for the energy management services market in North America in 2008 was $20.35 billion and is projected to double to over $40 billion by 2013 due to favorable new government legislations and increased knowledge about the benefits of energy management. Source: Frost & Sullivan, North American Energy Management Investment Analysis, February 11, 2009.

Along with its “whole facility approach” the company provides additional advantages to its client with its 100% savings guarantee program.  The guarantee ensures every dollar invested in an EES project by a customer will be returned via energy savings within the determined payback period. If any shortfall occurs, the difference between the savings and the investment will be refunded to the customer. This quells customer anxiety by removing the financial risk from the buying decision and ultimately increases closure rate, allowing EES a competitive advantage.

Competitive Strengths within the Industry

There is merit to both the administrative, supply side and the energy efficiency, consumption side solutions detailed in the “Competitive Business Conditions” section above. That is why EES has developed the ability to address both for customers.

The administrative solution has value for customers and EES offers these solutions by partnering with companies who offer such administrative solutions..  Partnering with such companies helps to generate interest with our current customers and future prospects in the energy procurement and demand response (supply side savings) services, which helps the customer by lowering the base rate they pay for electricity and gas. These companies offer energy procurement services where companies can use them to broker deals with third party energy supplies in deregulated states. When our partners get paid by the customer EES receives commissions from them. In this way EES can provide administrative, supply side savings to its customers while also generating revenue for the firm. However, these administrative strategies focus only on the supply side cost and not on reducing actual energy usage, or reducing a company’s carbon footprint. To use less energy, the equipment and its supporting systems must be made to run more efficiently. This is where EES takes it to the next level by employing a holistic, comprehensive approach that is necessary to thoroughly enhance the energy efficiency and profile of all types of facilities.

As noted, there are many companies and individuals that focus only on one or two aspects of the dozens of areas that can be made more efficient. In management’s view, none of these companies offer a similar whole facility approach as offered by Energy Edge that can literally address the multitude of energy consuming loads across the lighting, HVAC, refrigeration, heating and production systems in today’s commercial, industrial and institutional facilities. Competitors typically cannot bring to bear the numerous technologies and approaches that EES can to ensure a significant, measurable impact and strong ROI for customers. In addition to the narrow scope and limited available energy treatment options and approaches, competitors cannot truly guarantee the energy savings and do not offer true, insured guaranteed savings programs. The general methods of competition used by companies in our industry include:

•	Reducing profit margins when competing head to head with providers of similar products or services to win business based on price.
•	Extending product warranties beyond the manufacturers’ warranties.
•
Offering performance contracting where the company offers to complete a project for no upfront cost to the customer in return for a percentage of the energy cost savings over a pre-determined period of time.

•	Offering turnkey installations requiring no labor from the customer’s staff.
•	Offering ongoing service contracts.

Management believes that EES maintains a distinct advantage over its competition by offering a comprehensive energy cost reduction suite of services including whole facility energy consumption reduction, energy procurement and demand response programs. And EES reduces the financial risk from the buying decision for customers with guaranteed savings and ROI.

EES utilizes an experienced team of independently contracted professionals and has acquired in depth information that only years in the industry can provide. As it relates to competitor’s ability to enter this market and become a successful market participant, it would be necessary for them to surpass the following market barriers in the same manner that EES has:

• Strategic Partnerships & Vendor Relationships – Strategic alliances will allow for better pricing on products and technologies used on client projects. It also allows for quick delivery and expert assistance as needed. With sound partnerships with manufacturers the Company is best positioned to negotiate excellent deals, as well as gain benefits from volume buying.

• Guarantee Program is an attractive solution to potential customers. Other technology vendors have also shown interest in utilizing such a program.
• Knowledge and Know How – Any company entering the energy conservation industry must have a vast amount of knowledge and experience spanning multiple engineering fields and several industries in order to provide expert solutions to clients of such a high caliber.

The Gourmet Wing Company, Inc.

The Gourmet Wing Company, Inc. (TGWC) is a newly formed fast casual restaurant company in the chicken wing segment. TGWC is primarily engaged in the business of licensing, operating, developing and franchising a system of distinctive quick-service and fast casual restaurants serving high quality food. At December 30, 2012, there was one licensed TGWC restaurant in operation in the United States. The revenues from our restaurant business will be primarily derived from franchise royalties received from TGWC licensed restaurants.  TGWC will also sell food and supplies to its franchisees/licensees.

Each TGWC restaurant will offer an extensive menu specializing in seasoned and marinated chicken wings and featuring filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of condiments. TGWC menu also includes chicken nuggets, French fries, baked potatoes, freshly prepared salads, soft drinks, flat-breads topped with various meats and cheeses and desserts.  In addition, the restaurants will sell a variety of promotional products on a limited time basis.

TGWC strives to maintain quality and uniformity throughout all restaurants by publishing detailed specifications for food products, preparation and service, continual in-service training of employees, restaurant operational audits and field visits from TGWC supervisors. In the case of licensees, field visits will be made by TGWC personnel who review operations, including quality, service and cleanliness and make recommendations to assist in compliance with TGWC specifications.

TGWC anticipates no material shortages of food, equipment, fixtures or other products that are necessary to maintain restaurant operations and believes that sufficient alternate suppliers are available. Suppliers to TGWC system must comply with United States Department of Agriculture (“USDA”) and United States Food and Drug Administration (“FDA”) regulations governing the manufacture, packaging, storage, distribution and sale of all food and packaging products.

Trademarks and Service Marks

TGWC or its subsidiaries intend to register certain trademarks and service marks in the United States Patent and Trademark Office and in international jurisdictions.  TGWC believes its registered marks are of material importance to its business. Domestic trademarks and service marks expire at various times and TGWC generally intends to renew trademarks and service marks that are scheduled to expire.

Seasonality

TGWC restaurant operations are moderately seasonal. TGWC average restaurant sales will normally be higher during the summer months than during the winter months. Because the business is moderately seasonal, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Competition

Each TGWC restaurant will be in competition with other food service operations within the same geographical area. The quick-service/fast casual restaurant segment is highly competitive and includes well-established competitors. TGWC will compete with other restaurant companies and food outlets, primarily through the quality, variety, convenience, price, and value perception of food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development by TGWC and its competitors are also important factors. The price charged for each menu item may vary from market to market (and within markets) depending on competitive pricing and the local cost structure. TGWC also competes within the food service industry and the quick service/fast casual restaurant sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees/licensees.

TGWC competitive position is differentiated by a focus on quality, its use of fresh, never frozen chicken and beef in the United States, its unique and diverse menu, its promotional products, its choice of condiments and the atmosphere and décor of its restaurants.

Many of the leading restaurant chains continue to focus on new unit development as one strategy to increase market share through increased consumer awareness and convenience. This results in increased competition for available development sites and higher development costs for those sites. Competitors also employ marketing strategies such as frequent use of price discounting, frequent promotions and heavy advertising expenditures. Continued price discounting including the use of coupons, in the quick service/fast casual restaurant industry and the emphasis on value menus could impact TGWC.

Other restaurant chains have also competed by offering high quality chicken and sandwiches made with fresh ingredients and artisan breads and there are several emerging restaurant chains featuring high quality food served at in-line locations. Several chains have also sought to compete by targeting certain consumer groups, such as capitalizing on trends toward certain types of diets (e.g., low carbohydrate or low trans fat) by offering menu items that are promoted as being consistent with such diets.

Additional competitive pressures for prepared food purchases come from operators outside the restaurant industry. A number of mall-based and major grocery chains offer fresh wings and other chicken-based offerings and fully prepared food and meals to go as part of their deli sections. Some of these chains also have in-store cafes with service counters and tables where consumers can order and consume a full menu of items prepared especially for that portion of the operation. Additionally, convenience stores and retail outlets at gas stations frequently offer chicken and other foods.

Quality Assurance

TGWC’s quality assurance program is designed to verify that the food products supplied to our restaurants are processed in a safe, sanitary environment and in compliance with our food safety and quality standards. TGWC has the right to terminate franchise and license agreements if franchisees/licensees fail to comply with quality standards.

Growth Strategy

Finance our overall operations and growth by using different sources of funds that will minimize dilution without becoming over-leveraged including a balanced mix of revenue, long term debt, specific short-term debt, common equity and preferred equity.

Market trends suggest that the demand for energy resources will rise dramatically over the next 25 years. Global demand for all energy sources is forecast to grow by 57%. These numbers include all energy types.

EES currently has over $3 million in potential business in the sales pipeline. The $3 million is comprised of prospects that have already received the initial analysis and project summary (Step 2) and are deciding whether to move forward with a project. These prospects have provided us with 12 months of utility bills, extensive facility information, production data and complete access to their operations. We have prepared comprehensive analysis and a project summary including the guaranteed savings, project cost, payback, ROI, financing terms, and carbon footprint reduction. EES continues to add new prospects to the sales pipeline, however we cannot provide any assurance that any of this potential business will result in firm orders.

EES intends to enter into more strategic, vendor and distributorship relationships with additional industry leading energy efficiency manufacturers and suppliers in 2012.

EES has grown the current business using very simple techniques such as networking, channel partners, cold calling and mailers. EES will continue to add to our network of independent contractors and using these methods of prospecting. ETC has recently begun utilizing more sophisticated methods of attaining customers and increasing the visibility of EES such as online viral marketing, traditional marketing and advertising and extensive publicity and public relations campaigns.

EES will be looking for additional revenue streams in 2012 such as energy efficiency consulting for new building design and potential acquisition targets to expand the size, revenue and profitability of the company.

TGWC currently has plans to develop three prototype restaurants in locations selected based on specific demographic data including:

a. competitor concepts and sales volumes

b. trade area profiles, including customer demographics, day-part occasions, concept density

c. emerging trade areas and developments

d. consumer foodservice DMA spending levels (comparative analysis)

e. local labor costs, unemployment levels and skill pools

TGWC plans to seed the market with Company units utilizing a “build and flip” strategy, selling the Company units to franchisees with additional development requirements while recouping the Company’s initial investments plus turnkey fees.

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

(1) While we have had sustainable revenues  in the past, there is no assurance our future operations will result in such revenues . Our revenues depend on continual new business development.

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

We will be significantly expanding the scope of our operating and financial systems in order to build and expand our business. Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

•	The need for continued development of the financial and information management systems
•	The need to manage strategic relationships and agreements with subscribers; and
•	Difficulties in hiring and retaining skilled management, technical, service and other personnel necessary to support and manage our business

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

(13) If our services do not gain expanded market acceptance, we may not be able to fund future operations.

A number of factors may affect the market acceptance of our network, including, among others:

•	the perception by users of the effectiveness of our services
•	our ability to fund our sales and marketing efforts; and
•	the effectiveness of our sales and marketing efforts.

If our services do not gain acceptance by new clients, we may not be able to fund future operations, including the development of new products and services, and/or our sales and marketing efforts for our current products and services, which inability would have a material adverse effect on our business, financial condition and operating results.

(14) We have incurred increased costs as a result of being a public company.

Since we have become a public company, we have incurred significant legal, accounting and other expenses. The laws, rules and regulations governing public companies has increased our legal and financial compliance costs and has made some activities more time-consuming and costly.

(15) Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

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

Risks Related to our Common Stock

(16) Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

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

(17) The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

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

(18) The price of our common stock may be negatively impacted by factors which are unrelated to our operations.

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

(19) We do not expect to pay dividends and investors should not buy our Common Stock expecting to receive dividends.

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

(20) We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.

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

(21) Our historical results are subject to fluctuations which may be material.

Since the Company was organized in 2004, the likelihood of the success of the Company must be considered in light of the problems, expenses, and difficulties, complications and delays frequently encountered in connection with the competitive environment in which the Company will operate and there can be no assurance that the Company will be able to operate profitably.

(22) Legal actions.

There are presently no legal actions pending against the Company or to which it or any of its property are subject, however the Company does have knowledge of a possible legal action regarding an account payable in the amount of $13,500 in dispute.. In the event there was any such legal action, there would be costs of defense that would be variable. The Company anticipates a general increase in legal counsel cost going forward due to the increased compliance costs of running a public company and the legal work that may be necessary for implementing the Company’s business plan of expansion.

(23) Investors may never receive cash distributions which could result in an investor receiving little or no return on his or her investment.

Distributions are payable at the sole discretion of our board of directors. We do not know the amount of cash that we will generate, if any, once we have more productive operations. Cash distributions are not assured, and we may never be in a position to make distributions.

(24) We anticipate the need to sell additional authorized shares in the future. This will result in a dilution to our existing shareholders and a corresponding reduction in their percentage ownership in EEDG.

We may seek additional funds through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in EEDG is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required. The sale of additional stock to new shareholders will reduce the ownership position of the current shareholders. The price of each share outstanding common share may decrease in the event we sell additional shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company does not own any real property. The Company’s office and place of business is located at 1200 Route 22 East, Bridgewater, New Jersey 08807.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. The Company does have knowledge of a possible legal action regarding an account payable in the amount of $13,500 in dispute.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

Fiscal Year Ending December 31, 2012
Quarter Ended	High ($)	Low ($)
December 31, 2012	0.10	.07
September 30, 2012	.06	.04
June 30, 2012	.15	.08
March 31, 2012	N/A	N/A

Fiscal Year Ending December 31, 2011
Quarter Ended	High ($)	Low ($)
December 31, 2011	.065	.01
September 30, 2011	.25	0.015
June 30, 2011	N/A	N/A
March 31, 2011	N/A	N/A

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

On December 31, 2012, the shareholders’ list of our common shares showed 32 registered shareholders and 78,167,872 shares outstanding.

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

None.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During our fiscal year ended December 31, 2012, we did not purchase any of our shares of common stock or other securities.

ITEM 6. SELECTED FINANCIAL DATA

The following financial data is derived from, and should be read in conjunction with, the “Financial Statements” and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31,	December 31,
	2012	2011
STATEMENT OF OPERATIONS DATA
Net sales	$452,304	$461,710
Cost of goods sold	423,717	306,202
Gross profit	28,587	155,508
Selling, general & administrative expenses	811,439	598,027
Operating (loss) income	(782,852)	(442,519)
Other (income) expense – net	1,274	5,771
Less: Loss attributable to non-controlling interests	41,155	-

Income tax provision (benefit)	0	0
Net (loss) income attributable to ENERGY EDGE TECHNOLOGIES Corporation stockholders	$(742,971)	$(448,290)

EARNINGS PER SHARE
Net income attributable to ENERGY EDGE TECHNOLOGIES Corporation stockholders per share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Weighted average shares outstanding
Basic	88,868,255	56,025,567
Diluted	88,868,255	56,025,567

BALANCE SHEET DATA
Cash and cash equivalents	$18,553	$3,243
Accounts receivable	$348	$642,412
Working capital	$(180,517)	$(180,673)
Total assets	$324,388	$131,894
Total liabilities	$499,860	$305,805
Equity	$(175,472)	$(173,911)

OTHER DATA
Cash flow provided by (used in)
Operating activities	$(130,248)	$(58,405)
Investing activities	$-	$-
Financing activities	$145,558	$6,138
Depreciation and amortization	$1,717	$1,716

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Our goal over the next twelve months is to direct maximum marketing efforts to develop greater markets and demand for our professional services and products.

We intend to focus on the following activities specific to EES

•	Recruit and retain more employees, focusing on increasing our experienced sales team and strategic alliances.

•	Increase marketing initiatives that will further promote the business and its services.

•	Continue national expansion, becoming the premier service provider for full facility overhaul in the energy services industry.

•	Engage in mergers and acquisitions to grow the company

We intend to focus on the following activities specific to TGWC

•	Develop three prototype restaurants in locations selected based on specific demographic data including:

a. competitor concepts and sales volumes

b. trade area profiles, including customer demographics, day-part occasions, concept density

c. emerging trade areas and developments

d. consumer foodservice DMA spending levels (comparative analysis)

e. local labor costs, unemployment levels and skill pools

•
Seed the market with Company units utilizing a “build and flip” strategy, selling the Company units to franchisees with additional development requirements while recouping the Company’s initial investments plus turnkey fees.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

	2012	2011
CONTRACT REVENUES	$452,304	$461,710
CONTRACT COSTS	423,717	306,202
GROSS PROFIT	28,587	155,508

OPERATING EXPENSES
Compensation	26,089	69,275
Consulting services	449,826	118,189
Professional fees	45,791	220,424
Director fees	0	0
General & administrative expenses	289,733	190,139
TOTAL OPERATING EXPENSES	811,439	598,027

INCOME FROM OPERATIONS	(782,852)	(442,519)

OTHER INCOME (EXPENSE)

Other expense	(1,274)	(5,771)

LOSS FROM OPERATIONS BEFORE NON-CONTROLLING INTERESTS	(784,126)	(448,290)
LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	41,155	0

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(742,971)	(448,290)
PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(742,971)	$(448,290)

INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	88,868,255	56,025,567

DIVIDENDS PER SHARE	$0.00	$0.00

Revenues:
Contract revenues for the twelve months ended December 31, 2012 was $452,304 compared to $461,710 for the twelve months ended December 31, 2011. The decline in sales revenue of $9,406 was mainly attributable to the comparable sales between periods and the delay of significant projects expected to close during 2012.

Contract Costs and Gross Profit:
Contract costs increased from $306,202 for the twelve months ended December 31, 2011 to $423,717 for the same period in 2012. The increase in contract cost was mainly attributable to higher commission expense, increased utilization of independent sales representatives, and equipment price increases.

Gross profit decreased from $155,508 for the twelve months ended December 31, 2011 to $28,587 for the same period in 2012. Gross profit as a percentage of revenue was 6.3% for the twelve months ended December 31, 2012, compared to 33.7% for the same period in 2011.The decrease in gross profit was attributable to the increased contract costs. .

Operating Expenses:
Operating expenses increased significantly from $598,027 for the twelve months ended December 31, 2011 to $811,439 for the same period in 2012. The increase in expenses was mainly due to higher consulting and general and administrative expenses.

General and Administrative Expenses:
General and administrative expenses increased from $190,139 for the twelve months ended December 31, 2011 to $289,733 for the twelve months ended December 31, 2012. The increase was due primarily to an account receivable that was charged to bad debt expense.

Net (Loss) Income:
We recorded a net loss of $742,971 for the twelve months ended December 31, 2012, as compared to a net loss of $448,290 for the same period in 2011. The increase was due mainly to the increased operating and general and administrative expenses.

Liquidity and Capital Resources

For the year ended December 31, 2012, we used $130,248 in cash flow from operating activities compared to cash used of $58,405 for the year ended December 31, 2011.

The Company has no debt outstanding at either December 31, 2012 or December 31, 2011 and has no current plans to seek debt financing.

Cash and cash equivalents were $18,553 as of December 31, 2012 compared to $3,243 as of December 31, 2011.

The Company’s current ratio was .64:1 at December 31, 2012 compared to 0.41:1 at December 31, 2011.

We have no material commitments for capital expenditures and know of no trends, demands, commitments, or events that will result in our liquidity changing in a material way for the foreseeable future.

Critical Accounting Policies

Please refer to “Note 2 – Summary of Significant Accounting Policies in Part IV, Item 15” in the attached financial statements.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Recently Adopted Accounting Pronouncements

Please refer to “Note 2 – Summary of Significant Accounting Policies in Part IV, Item 15” in the attached financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted in 2012 and 2011.

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

It is the opinion of management that the audited financial statements for the calendar year ended December 31, 2012, include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

Please refer to “Part IV, Item 15” for the Company’s audited financial statements for the years ended December 31, 2012 and 2011.

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and 2011, and concluded that, as of December 31, 2012 and 2011, our internal control over financial reporting was effective.

Management's assessment report was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management's assessment report for the year ended December 31, 2012 and 2011.

b) Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

Name	Age	Position

Joe Ragosta (resigned)	54	Chief Executive Officer (resigned December 2012)
R. Holdsworth (resign)	42	Director (resigned December 2012)
John Gerace (resigned)	66	Director (resigned December 2012)
James Boyd	57	President and Chief Executive Officer and Director
Benjamin Chavis	65	Director

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

James Boyd, President and CEO,  age 57.  James E. Boyd, Jr. is a seasoned leader with extensive and diverse experience in enterprise strategic planning, leadership development, concept reengineering, restructuring alternatives, operations, franchise development, marketing strategy & tactics, acquisitions, “Buy-side” financial & operational due diligence, and systems implementation. He is recognized in the industry for his innovative approaches, financial and organizational results, the ability to build sustainable talent, and a commitment to impacting his industry and community.

In August 2007, James entered into an exclusive alliance with Goldman Sachs UIG/Merchant Banking Group to identify, perform due diligence and assist in negotiating terms for the purchase of food service companies.

James was previously:

•	President of Quizno’s Canada (600 units)
•	Quizno’s Vice President of Area Director Development, United States (2000 units)
•	Kmart, SVP, Restaurant Operations/U.S. , Puerto Rico and Guam (1700 units)
•	Popeye’s Franchisee, Atlanta, Georgia
•	Popeye’s Corporate- Chief Operating Officer, U.S.
•	Popeye’s Corporate-Vice President of Company & Franchise Operations (1400)
•	Popeye’s Corporate- Vice President of Franchise Operations (1200 units)
•
Brand Project Leader for Popeye’s Reengineering Project/Redesigned all Brand support functions. James has “hands-on” experience at designing and structuring organizations to improve quality, create powerful long-range strategies, tighten operations, and inspire team performance.

•	Developer of Popeye’s Business Support Center and Training Center
•	Popeye’s Corporate- Regional Director of Franchise Operations (All restaurants west of the Mississippi, 640 restaurants)
•	Popeye’s/AFC Corporate – Regional Director South Central Region, Alabama to Southern California. Responsible for Popeye’s and Church’s restaurants.
•	Popeye’s Corporate- Franchise District Consultant, Texas, Louisiana, Mississippi

James has hands-on experience and a successful track record of effectively implementing new strategic initiatives while balancing immediate financial results, with long term goals to deliver superior shareholder value.

Dr. Benjamin F. Chavis, Jr,  age 65, Director, Dr. Benjamin F. Chavis Jr., educator, civil rights leader, author, entrepreneur and global business leader is the President of Education Online Services Corporation (EOServe Corp.), the world’s leading provider of online higher education for Historically Black Colleges and Universities (HBCUs) across America, as well as other academic institutions of higher learning throughout the world.  Dr. Chavis is also the President, CEO and Co-Founder with Russell Simmons, of the Hip-Hop Summit Action Network (HSAN), the world’s largest coalition of hip-hop artists and recording industry executives.  In addition, Dr. Chavis is a Co-founder, Senior Advisor and former President of the Diamond Empowerment Fund (DEF) that supports higher education academic scholarship programs in Africa.  Dr. Chavis writes a syndicated column for the National Newspaper Publishers Association (NNPA) that reaches 20 million readers weekly throughout the United States and the Caribbean.  Today, Dr. Chavis is also Chairman of Energy Edge Technologies Corporation (EEDG).

A native of Oxford, North Carolina, Dr. Chavis received the Bachelor of Arts, BA, in Chemistry from University of North Carolina; the Master of Divinity, M.Div., magna cum laude, from Duke University; and the Doctor of

Ministry, D.Min, from Howard University. Dr. Chavis has also completed course requirements for the Doctor of Philosophy, Ph.D., in systematic theology, from Union Theological Seminary.

Dr. Benjamin F. Chavis, Jr. began his career in 1963, as a statewide youth coordinator in NC for the Reverend Dr. Martin Luther King, Jr., and the Southern Christian Leadership Conference (SCLC).  In 1970, Chavis was appointed Southern Regional Program Director of the 1.7 million member United Church of Christ Commission for Racial Justice (UCC-CRJ) and by 1985 was named the Executive Director and CEO of the UCC-CRJ.  In 1988, Dr. Chavis was elected Vice President of the National Council of Churches of the USA.  From 1985 to 1993, Dr. Chavis wrote and produced the national syndicated newspaper column and radio program, “Civil Rights Journal.”   In 1993 and 1994 Dr. Chavis served as the Executive Director and CEO of the National Association for the Advancement of Colored People (NAACP) and remains a life-member of the NAACP.  In 1995, Dr. Chavis was the National Director and organizer of the Million Man March.  From 1995 to 1997 Chavis was the Executive Director and CEO of the National African American Leadership Summit (NAALS).  In 2001, Dr. Chavis and Russell Simmons Co-founded the Hip-Hop Summit Action Network.  In 2009, Dr. Chavis joined with Ezell Brown to establish the Education Online Services Corporation.  The 2010 theatrical release of the full length movie “Blood Done Sign My Name” distributed by Paladin, directed by Jeb Stuart, starring Ricky Schroder, Nate Parker, and Lela Rochon depicts a true story from Dr. Chavis’ early days in the Civil Rights Movement during the 1960’s and 1970’s in his hometown of Oxford, NC.

Dr Chavis has authored books and other publications including:  An American Political Prisoner Appeals for Human Rights, Psalms from Prison, Toxic Waste and Race in the United States of America:  A National Report on the Racial and Socioeconomic Characteristics of Communities with Hazardous Waste Sites, Report of Fact Finding Mission of African American Church and Community Leaders to the Republic of Angola, Pastoral Letter on Contemporary Racism and the Role of the Church, and The National Agenda: Public Policy Issues, Analyses, And Programmatic Plans of Action (2000-2008).

Joe Ragosta (resigned), age 54, is now the Chief Executive Officer of the Company. Dr. Ragosta is a visionary business leader and senior executive with a long track record of building highly successful, global enterprises. He has an unwavering commitment to delivering world class service to our customers and believes that the only way to be successful is by exceeding expectations.

Prior to joining EEDG, Dr. Ragosta was CEO of Ely Energy, a Tulsa, OK based design and fabrication company serving global markets with products applied downstream in a variety of energy and environmental markets. Prior to Ely Energy, Dr. Ragosta served as President of Oseco, a manufacturer of rupture disks, explosion panels, and other pressure relief products. Dr. Ragosta also previously served as President of Ionex in Tully, NY and General Manager of Graver Tech in Glasgow, DE.

Dr. Ragosta is an accomplished author with over 50 technical publications. He has been certified as an ISO 9001 Lead Auditor and holds 8 patents and patents pending. He received his bachelor’s degree from The Pennsylvania State University and his master’s degree and doctorate from Cornell University.

Robert Holdsworth (resigned), 42, Director, has a 17 year proven track record of success partnering with Fortune 500 companies, global enterprises and medium businesses. His experience covers a depth of senior level operations management, inside and outside sales, large scale project management and Six Sigma deployment. He has successfully managed large, multi-hundred member departments and key contracts that generated revenues of up to $40M annually. Mr. Holdsworth has had great success in strategically growing organizations, managing highly complex projects, and cutting waste while increasing revenues. Mr. Holdsworth successfully integrated three distinct outsourcing businesses and created ways to decrease cost, correctly apply assets and significantly impact the top and bottom lines. In Management’s view, Mr. Holdsworth possesses the well rounded skill set necessary to lead a company today, as an effective communicator, strategic leader, poised presenter, skilled salesperson, with astute financial capabilities. Mr. Holdsworth has worked in Senior Management positions for such companies as Mellon Financial Corporation (Vice President from 2002 to 2004), Gretco, Inc. (Public Relations Director from 1992 to 1994), Price Waterhouse Coopers (Managing Director from 1996 to 2002), and Merrill Lynch & Co (Manager from

1994 to 1996). Mr. Holdsworth received a Bachelor Degree from Rider University, Lawrenceville, NJ. He holds certifications as a Certified Energy Manager, a Six Sigma Master Black Belt, and a Total Quality Management (TQM) Practitioner and formerly held NASD Series 7 and Series 63 licenses.

John Gerace (resigned), 66, Ph.D., P.E. Director, has been a consultant for EEDG for 6 years and engages in the various aspects of EEDG sales, project design and installations. He oversees client projects including sales, endto end engineering, project management and financial accountability. Dr. Gerace offers excellent expertise in the field of engineering and business development. His engineering knowledge encompasses environmental, industrial and facilities engineering, power plant engineering, cogeneration and of course energy engineering. Dr. Gerace has held several management positions in the environmental industry for such companies as The Kuljian Corporation as the Vice President, Business Development from 1997 to 1999 and again from 2001to 2003, Client Services Director at Buchart-Horn/BASCO Associates from 1999 to 2001, Business Development Manager for L. Robert Kimball & Associates from 1996 to 1997, Manager of Business Development, IT Corporation from 1994 to 1996, and Vice President and NYC Regional Branch Manager at Certified Engineering and Testing Co. from 1993 to 1994. Dr. Gerace has overseen projects spanning power plants, boiler plants, chiller plants, pharmaceutical firms, schools, Department of Defense, chemical plants, hospitals, food processing plants, and many other facilities. Dr. Gerace is a published author and a Registered Professional Engineer. He holds a Bachelor of Engineering, an MBA in Finance and a Doctor of Philosophy with Honors in Economics. He holds Full Membership in the National Society of Professional Engineers, the Association for the Advancement of Cost Engineering International and sits on the Philadelphia Council on Business Economics. Dr. Gerace has also fulfilled US Navy Active Duty obligations as a Lt. in the US Naval Reserve.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Nomination Process

As of December 31, 2012, the Company did not effect any material changes to the procedures by which shareholders may recommend nominees to the board of directors. The board does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the early stages of the Company’s development, a specific nominating policy would be premature and of little assistance until the Company’s operations develop to a more advanced level. The board does not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2011 and December 31, 2012:

Compensation Table for Executives

Name &Principal Position	Year	Salary ($)	Total ($)

Joseph Ragosta, CEO (resigned)
	2011	$36,775	$32,500
	2012	$6,850	$6,850

Robert Holdsworth, President (resigned)
	2011	$32,500	$32,500
	2012	$0	$0

Employment Agreements

The Company has no formal employment agreements.

Equity Compensation Plan Information and Stock Options

The Company does not currently have any equity compensation plans or any outstanding stock options.

Compensation of Directors

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named Director for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2009, 2010, 2011 and December 31, 2012:

Compensation Table for Directors

Name &Principal Position	Year	Salary ($)	Total ($)

Robert Holdsworth, President (resigned)
	2009	$0	$0
	2010	$0	$70,000
	2011	$0	$0

	2012	$0	$0

John Gerace, Director (resigned)	2009	$0	$0
	2010	$0	$70,000
	2011	$0	$0
	2012	$0	$0

Directors receive fixed fees and other compensation for their services as directors. The Board of Directors are compensated for attending five board meetings per year, and for assisting in raising funds for the company,  joint ventures and strategic alliance facilitation, advisory with respect to services relating to the Company, road shows and corporate equity/debt issuance and follow on financing in addition to other responsibilities. The Board of Directors has the authority to fix the compensation of directors. The table below represents the standard compensation for members of the Board of Directors:

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)
Robert Holdsworth		$0	$0				$0
John Gerace		$0	$0				$0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of December 31, 2012, for:

• each of our executive officers and directors;
• all of our executive officers and directors as a group; and
• any other beneficial owner of more than 5% of our outstanding Common Stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class Based on Current Number of Shares Outstanding

Common Stock	Robert E. Holdsworth 1200 Route 22 East Suite 2000 Bridgewater, NJ 08807	6,232,000(1)	7.93%
Common Stock	Joe Ragosta 1200 Route 22 East Suite 2000 Bridgewater, NJ 08807	1,000,000	1.27%
Common Stock	All Executive Officers and Directors as a Group	7,332,000(1)	9.33%
Common Stock	John Gerace 1200 Route 22 East Suite 2000 Bridgewater, NJ 08807	100,000(1)	0.13%

(1)	Based on 78,567,872 shares as of December 31, 2012.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Corporate Governance

We currently act with two directors consisting of James Boyd and Benjamin Chavis.

The Company’s Board of Directors do not have a standing, compensation or nominating committee, as the entire board of directors acts in such capacities and as mentioned above, the board adopted a resolution that it would act as the audit committee. The board believes that its members are capable of analyzing and evaluating the Company’s financial statements and understanding internal controls and procedures for financial reporting. The board of directors believes it is not necessary to have a standing audit, compensation, or nominating committee, and they believe that the functions of such committees can be adequately performed by the board, consisting of James Boyd and Benjamin Chavis. In addition, the board believes that retaining one or more additional directors who would qualify as independent as defined in Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules would be overly costly and burdensome and is not warranted in the circumstances given the early stages of the Company’s development.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents a summary of fees billed to the Company from its principal independent accounts for professional services rendered for the years ended December 31, 2012 and 2011.

	December 31,	December 31,
	2012	2011

Audit fee	$25,900	$21,900
Audit related fees	0	0
Tax fees	0	0
All other fees	0	2,300
TOTAL	$25,900	$24,200

Audit Fees

Audit fees expensed for Silberstein Ungar, PLLC, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K for the years ended December 31, 2012 and 2011 and the quarterly 10-Q reviews during those years, was $25,900 and $21,900, respectively.

Audit Related Fees

For the years ended December 31, 2012 and 2011, the aggregate fees expenses for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was$0 and $0, respectively.

Tax Fees

For the years ended December 31, 2012 and 2011, the aggregate fees expensed for tax fees was $0 and $0, respectively.

All Other Fees

Fees billed by Silberstein Ungar, PLLC, not related to audit as described above, during the years ended December 31, 2012 and 2011, were $0 and $2,300, respectively, and these fees are related to the Company’s SEC fillings on FORM S-1.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

ENERGY EDGE TECHNOLOGIES CORPORATION

TABLE OF CONTENTS

DECEMBER 31, 2012

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2012 and 2011	F-2

Statements of Operations for the years ended
December 31, 2012 and 2011	F-3

Statement of Stockholders’Equity (Deficit) as of
December 31, 2012	F-4

Statements of Cash Flows for the years ended
December 31, 2012 and 2011	F-5

Notes to the Financial Statements	F-6 – F-13

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Energy Edge Technologies Corporation
Boca Raton, Florida

We have audited the accompanying balance sheets of Energy Edge Technologies Corporation (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Edge Technologies Corporation as of December 31, 2012and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company haslimited working capital, and has incurred a significant loss from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 11. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
April 14, 2013

ENERGY EDGE TECHNOLOGIES CORPORATION
BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

ASSETS	2012	2011 (Restated)
Current Assets
Cash and cash equivalents	$18,553	$3,243
Contract receivables – net	-	64,412
Costs and estimated earnings in excess of billings on uncompleted contracts	-	19,321
Accounts receivable - other	348	9,261
Prepaid expenses	300,442	28,895
Total Current Assets	319,343	125,132

Property and Equipment
Computers and equipment	10,640	10,640
Less: accumulated depreciation	(5,595)	(3,878)
Property and Equipment - net	5,045	6,762

TOTAL ASSETS	$324,388	$131,894

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable	$343,334	$152,827
Accrued expenses and other current liabilities	125,830	106,441
Due to Related Parties	30,696	3,138
Billings in excess of costs and estimated earnings on uncompleted contracts	-	43,399
Total Liabilities	499,860	305,805

Stockholders’ Equity (Deficit)
Common stock, $.00001 par value, 250,000,000 shares authorized, 78,167,872 shares issued and outstanding(81,261,205 – 2011)	782	813
Additional paid in capital	2,616,359	1,828,953
Subscription receivable	(1,000)	-
Treasury stock	(5,000)	-
Accumulated deficit	(2,746,648)	(2,003,677)
	(135,507)	(173,911)
Non-controlling interests	(39,965)	-
Total Stockholders’ Equity (Deficit)	(175,472)	(173,911)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$324,388	$131,894

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

CONTRACT REVENUES	$452,304	$461,710

CONTRACT COSTS	423,717	306,202

GROSS PROFIT	28,587	155,508

OPERATING EXPENSES
Compensation	26,089	69,275
Consulting services	449,826	118,189
Professional fees	45,791	220,424
Director fees	-	-
General & administrative expenses	289,733	190,139
TOTAL OPERATING EXPENSES	811,439	598,027

INCOME FROM OPERATIONS	(782,852)	(442,519)

OTHER INCOME (EXPENSE)
Interest expense	(1,274)	(5,771)

LOSS FROM OPERATIONSAND BEFORE NON-CONTROLLING INTERESTS	(784,126)	(448,290)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	41,155	-

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(742,971)	(448,290)

PROVISION FOR INCOME TAXES	-	-

NET LOSS ATTRIBUTABLE TO ENERGY EDGE TECHNOLOGIES CORPORATION	$(742,971)	$(448,290)

LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	88,868,255	56,025,567

The accompanying notes are an integral part of these financial statements.

 ENERGY EDGE TECHNOLOGIES CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF DECEMBER 31, 2012

	Common Stock		Additional Paid in	Subscription	Treasury	Non-Controlling	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Shares	Amount	Capital	Receivable	Stock	Interests	(Restated)	(Restated)

Balance, December 31, 2010, as originally reported	48,986,825	$490	$1,639,238	$-	$-	$-	$(1,629,587)	$10,141

Correction of payroll tax liability							74,200	74,200

Balance, December 31, 2010, as restated	48,986,825	490	1,639,238	-	-	-	(1,555,387)	84,341

Issuance of shares under private placement at $.10 per share	30,000	-	3,000	-	-	-	-	3,000

Issuance of shares for consulting services	28,270,000	283	47,917	-	-	-	-	48,200

Issuance of shares for legal services	3,974,380	40	138,798	-	-	-	-	138,838

Net loss for the year ended December 31, 2011	-	-	-				(448,290)	(448,290)

Balance, December 31, 2011, as restated	81,261,205	813	1,828,953	-	-	-	(2,003,677)	(173,911)

Issuance of shares for cash	10,916,667	109	122,891	-	-	-	-	123,000

Issuance of shares for services	16,000,000	160	668,215	-	-	-	-	668,375

Shares retired per merger agreement	(28,000,000)	(280)	280	-	-	-	-	-

Shares returned by consultants	(2,010,000)	(20)	(3,980)	-	-	-	-	(4,000)

Purchase of treasury stock	-	-	-	-	(5,000)	-	-	(5,000)

Acquisition of stock in subsidiaries	-	-	-	(1,000)	-	1,190	-	190

Net loss for the year ended December 31, 2012	-	-	-	-	-	(41,155)	(742,971)	(784,126)

Balance, December 31, 2012	78,167,872	$782	$2,616,359	$(1,000)	$(5,000)	$(39,965)	$(2,746,648)	$(175,472)

The accompanying notes are an integral part of these financial statements.

 ENERGY EDGE TECHNOLOGIES CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the year	$(742,971)	$(448,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interests	(41,155)	-
Depreciation	1,717	1,716
Shares issued for services	668,375	187,038
Share returned to Company by consultants	(4,000)	-
Changes in operating assets and liabilities:
Accounts receivable	64,412	(58,472)
Costs and estimated earnings in excess of billings on uncompleted contracts	19,321	26,041
Accounts receivable - other	8,913	9,565
Prepaid consulting fees	(271,547)	21,105
Accounts payable	190,697	134,635
Billings in excess of costs and estimated earnings on uncompleted contracts	(43,399)	43,399
Sales tax payable	-	-
Accrued expenses and other current liabilities	19,389	24,858

Cash flows used in operating activities	(130,248)	(58,405)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Cash flows used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in shareholder loans	27,558	3,138
Proceeds from the sale of common stock	123,000	3,000
Purchase of treasury shares	(5,000)	-
Cash flows provided by financing activities	145,558	6,138

Net increase (decrease) in cash and cash equivalents	15,310	(52,267)
Cash, beginning of the period	3,243	55,510
Cash and cash equivalents, end of the period	$18,553	$3,243

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,274	$5,771
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares retired per merger agreement	$280	$0
Sale of subsidiary stock for subscription receivable	$1,000	$0

The accompanying notes are an integral part of these financial statements

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 – NATURE OF OPERATIONS

Energy Edge Technologies Corporation (“Energy Edge” and the “Company”) was incorporated in New Jersey in January, 2004 and was in the development stage until January 1, 2008 when the assets, liabilities, and operations of a sole proprietorship controlled by the Company’s sole stockholder were transferred in. The Company provides energy engineering and other services specializing in the development and implementation of advanced, turnkey projects to reduce energy losses and increase the efficiency of new and existing buildings.  The Company is comprised of professional and industrial engineers, Leadership in Energy and Environmental Design (“LEED”) Accredited Professionals, and Green Building Coalition Certifying Agents.  Energy Edge is a Clean Energy Pay for Performance Partner and a Smart Start Building Trade Ally.  The Company’s custom designed projects are developed using proprietary methods and maximize energy savings by treating an entire facility based on its unique features and electricity and gas usage.

The Company applies a whole facility approach to energy cost reduction by applying different technologies and engineering approaches to treat most of the various electrical and gas consuming loads across facilities such as lighting, HVAC, refrigeration and production equipment.  The energy projects developed and implemented by the Company are ideal for virtually any type of facility and have successfully resulted in tremendous savings in manufacturing plants, hospitals, entertainment venues, office buildings, restaurants, warehouses, etc.

Revenues come primarily from engineering survey work and turnkey energy projects where the Company takes responsibility for equipment procurement, installation labor, utility rebates, tax incentives, pre and post survey work, waste removal, certifications, and ongoing measurement and verification of results.

During the year, the Company acquired a fifty-one percent (51%) interest in a newly formed corporation called Energy Edge Solutions, Inc. (“EES”).  EES was not an operating company at any time during the year and reported no revenues and expenses consisting of only nominal bank fees.

During the year, the Company acquired a sixty-five percent (65%) interest in a Florida based corporation called Dry Fried Wing Company (“DFWC”) whose business activities include offering chicken wing and related menu products to the public under licensing and franchising arrangements with existing restaurants.  DFWC began business in November putting in place several licensing agreements with restaurants in Florida, New York, New Jersey, and Maryland.  DFWC expects to achieve significant expansion of its licensing and franchising placements in 2013 and thereafter.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
The consolidated financial statements include the accounts of Energy Edge Technologies Corporation, Dry Fried Wing Company, and Energy Edge Solutions, Inc.(collectively, the “Company”). All material intercompany transactions have been eliminated.

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

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, receivables, costs and estimated earnings in excess of billings on uncompleted contracts, prepaid consulting fees, accounts payable, accrued expenses and other current liabilities, loan payable – shareholder, loans between related entities, and billings in excess of costs and estimated earnings on uncompleted contracts. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Contract Receivables
Contract receivables are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The Company extends credit to customers in the normal course of business. The Company continually monitors contract receivables. When we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance to reduce the net recognized receivable to the amount we believe will be collected. We write off uncollectible amounts against the allowance when we have exhausted our collection efforts.

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

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2012, there have been no interest or penalties incurred on income taxes.

Research and Development
The Company has not incurred any research and development costs to date.

Non-Controlling Interests
As of December 31, 2012, the non-controlling interests balance was ($39,965), due to minority ownership of 35% in Dry Fried Wing Company, and 49% in Energy Edge Solutions, Inc.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2012.

Recent Accounting Pronouncements
Energy Edge does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flows.

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 3 – CONTRACT RECEIVABLES

The Company grants customers credit terms as governed by the terms specified in their contracts. Contracts are typically structured with progress payments.  The Company’s major customers receive payment credit terms of 30 days.

The Company evaluates the need for an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collection experience changes, revisions to the allowance may be required. Based on management review of outstanding balances, an allowance of $95,411 was recorded at December 31, 2012 relating to one customer.

Contract receivables consisted of the following at December 31, 2012 and 2011:

	2012	2011
Contract receivables	$95,411	$64,412
Less: Allowance for doubtful accounts	(95,411)	0
Contract receivables - net	$0	$64,412

Bad debt expense was $95,411 and $0 for the years ended December 31, 2012 and 2011, respectively.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31:

	2012	2011
Prepaid project expenses	$29,950	$0
Prepaid consulting expense	270,492	28,895
Total prepaid expenses	$300,442	$28,895

Prepaid Project Expenses
Prepaid project expenses consist of monies expended for project equipment for a project temporarily put on hold.

Prepaid Consulting
The Company has retained a number of consultants. These consultants are paid in cash and/or issuance of Company stock. Consultants were issued 16,000,000 shares of stock valued at $668,375 in 2012, and 1,000,000 shares of stock valued at $48,200 in 2011. The consulting fees are being amortized over the terms of the contracts. As of December 31, 2012, and 2011, $270,492and $28,895, respectively, remained in prepaid consulting.

NOTE 5 – PROPERTY AND EQUIPMENT

The Company’s policy is to depreciate the cost of property and equipment over the estimated useful lives of the assets by use of the straight-line method. The office equipment presently owned by the Company is being depreciated over an estimated useful life of five years. Depreciation expense for years ended 2012 and 2011 was $1,717 and $1,716, respectively.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

	2012	2011 (restated)
Credit card balances	$29,596	$25,351
Accrue professional fees	13,500	12,000
Accrued payroll	20,000	-
Payroll taxes payable	48,652	54,008
Sales tax payable	15,082	15,082
Total accrued expenses and other current liabilities	$125,830	$24,200

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party loans totaling $30,696 and $3,138 at December 31, 2012 and 2011, respectively, are owed to various related parties of the Company for reimbursement of expenses incurred on behalf of the Company.

Related party loans are unsecured, non-interest bearing and have no specific terms of repayment unless otherwise noted.

NOTE 8 – CAPITAL STOCK

On March 26, 2010, the Company amended its Articles of Incorporation to increase the number of authorized shares to 100,000,000 with a par value of $.00001.  On November 14, 2012, the Company amended its Articles of Incorporation to increase the number of authorized shares to 250,000,000 with a par value of $.00001.

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

On January 23, 2012, the Company issued 1,500,000 shares of stock valued at $15,000 for business consulting services.

On May 3, 2012, the Company issued 2,500,000 shares of stock valued at $39,375 for legal services.

On May 7, 2012, the Company issued 3,000,000 shares of stock valued at $105,000 for business consulting services.

On May 14, 2012, the Company issued 2,000,000 shares of stock valued at $52,500 for business consulting services.

On May 17, 2012, the Company sold 1,000,000 shares of common stock at $.01 per share under a private placement to an unrelated third party for total proceeds of $10,000.

On May 25, 2012, 10,000 shares of stock issued for consulting services in 2011 were returned to the Company.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 8 – CAPITAL STOCK (CONTINUED)

On June 5, 2012, the Company sold 500,000 shares of common stock at $.01 per share under a private placement to an unrelated third party for total proceeds of $5,000.

On June 6, 2012, the Company sold 1,666,667 shares of common stock at $.0075 per share under a private placement to an unrelated third party for total proceeds of $12,500.

On June 6, 2012, the Company issued 500,000 shares of stock valued at $50,000 for business consulting services

On June 6, 2012, the Company sold 2,000,000 shares of common stock at $.015 per share under a private placement to an unrelated third party for total proceeds of $30,000.

On June 17, 2012, the Company issued 200,000 shares of stock valued at $9,000 for business consulting services.

On July 20, 2012, the Company issued 500,000 shares of stock valued at $65,000 for business consulting services.

On August 8, 2012, the Company issued 500,000 shares of stock valued at $50,000 for business consulting services.

On August 9, 2012, the Company issued 1,000,000 shares of stock valued at $90,000 for business consulting services.

On August 14, 2012, the Company issued 1,000,000 shares of stock valued at $67,500 for legal services.

On August 28, 2012, 2,000,000 shares of stock issued for consulting services in 2011 were returned to the Company.

On October 26, 2012, the Company sold 750,000 shares of common stock at $.0073 per share under a private placement to an unrelated third party for total proceeds of $5,500.

On November 21, 2012, 28,000,000 shares of stock previously held by former officers of the Company were surrendered.

On November 29, 2012, the Company sold 1,500,000 shares of common stock at $.0167 per share under a private placement to an unrelated third party for total proceeds of $25,000.

On November 29, 2012, the Company issued 2,000,000 shares of stock valued at $80,000 for business consulting services.

On December 10, 2012, the Company issued 300,000 shares of stock valued at $15,000 for business consulting services.

On December 12, 2012, the Company issued 1,000,000 shares of stock valued at $30,000 for business consulting services.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 8 – CAPITAL STOCK (CONTINUED)

On December 21, 2012, the Company sold 2,000,000 shares of common stock at $.005 per share under a private placement to an unrelated third party for total proceeds of $10,000.

On December 27, 2012, the Company sold 1,500,000 shares of common stock at $.0167 per share under a private placement to an unrelated third party for total proceeds of $25,000.

As of December 31, 2012, the Company had no warrants or options outstanding.

NOTE 9 – INCOME TAXES

For the periods ended December 31, 2012 and 2011, the Company has incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset was generated by the loss carry-forward of approximately $2,787,800 at December 31, 2012, and will expire beginning in 2030.

The provision for federal income tax consists of the following at December 31:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$266,600	$152,000
Less: valuation allowance	(266,600)	(152,000)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$940,600	$674,000
Less: valuation allowance	(940,600)	(674,000)
Net deferred tax asset	$0	$0

As of December 31, 2012, the Company had net operating loss carry forwards of approximately $2,787,800 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $2,787,800for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real property as of December 31, 2012. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 11 – GOING CONCERN

The Company has limited working capital, and has suffered significant losses from operations.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Energy Edge Technologies Corporation to continue as a going concern is dependent on the Company generating cash from the sale of its common stock, obtaining debt financing, attaining future profitable operations, acquiring or merging with a profitable company, and/or developing successful business operations in other industries through investment in related party ventures.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirements; however, there can be no assurance the Company will be successful in these efforts.

NOTE 12 – RESTATEMENT

The Company has restated its ending balances for 2010, as well as its beginning and ending balance sheets for 2011, and beginning balance sheet for 2012.  The Company filed amended payroll tax returns to correct withholding amounts reported in 2010. The effect was to reduce the Company’s payroll tax liability balance by $74,200 at December 31, 2010, 2011, and 2012.

The December 31, 2010 and 2011 accumulated deficit balances in the statement of stockholders’ equity (deficit) have been restated to reflect the above changes.

The following are the previous and corrected balances for the years ended December 31, 2010 and 2011:

December, 31, 2010 Financial Statement Ending Balances	Line Item	Corrected	Previously Stated
Balance Sheet	Payroll liabilities	39,384	113,584
Balance Sheet	Accumulated deficit	(1,555,387)	(1,629,587)

December, 31, 2011 Financial Statement Ending Balances	Line Item	Corrected	Previously Stated
Balance Sheet	Payroll liabilities	54,008	128,208
Balance Sheet	Accumulated deficit	(2,003,677)	(2,077,877)

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2012 to the date these financial statements were issued, and reports the following:

During the fiscal year ended December 31, 2012, the Company acquired sixty-five percent (65%) of the capital stock of The Dry Fried Wing Company.  On March 31, 2013, the Company acquired the remaining thirty-five percent (35%) of such stock.  On April 5, 2013 the Company officially changed the name of The Dry Fried Wing Company to The Gourmet Wing Company, Inc.  The Gourmet Wing Company is primarily engaged in the business of licensing, operating, developing and franchising a system of distinctive quick-service and fast casual restaurants in the chicken wing segment.  The Company has supplied a significant amount of capital to The Gourmet Wing Company and expects to continue to do so in the future in addition to supplying capital to Energy Edge Solutions.

Item 6. Exhibits and Reports of Form 8-K.

During the year ending December 31, 2012, the Company filed the following Form 8-Ks.

On June 11, 2012 the Company filed an 8-K under Item 1.01 Entry Into a Material Definitive Agreement announcing a merger agreement on June 1, 2012 with Trillacope Construction, LLC, a Michigan limited liability Company.

On August 2, 2012, the Company filed an 8-K under Item 1.01 Entry into a Material Definitive Agreement announcing the consummation of a Stock Purchase Agreement on July 30, 2012 between the Company and Dutchess Private Equities Fund, Ltd.

On November 14, 2012, The Company filed a Form 8-K under Item 5.03 Amendments to Articles of Incorporation or Bylaws:Change in Fiscal Year announcing the Amendment of the Company's Articles on November 14, 2012. The 8-K also included Item 5:07 Submission of Matters to A Vote of Security Holders announcing A Proxy Statement sent to shareholders on September 26, 2012.

On November 27, 2012, the Company reported on Form 8-K under Item 1.01 Entry into a Material Definitive Agreement that on November 21, 2012 the Company entered into an Agreement to merge with the Dry Fried Wing Company, a Florida corporation. The report also included Item 2.01 Completion of Acquisition or Disposition of Assets which announced the Company's closed transaction on November 21, 2012 and included under Item 9.01 Financial Statements and Exhibits a copy of the Agreement to Merge.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY EDGE TECHNOLOGIES CORPORATION

By: /s/ James Boyd
James Boyd
President and Chief Executive Officer

Date: April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Benjamin Chavis
Benjamin Chavis
Director

Date: April 15, 2013