Form 10-Q
period 2013-03-31
ENERGY EDGE TECHNOLOGIES CORP.
filed 2013-05-31
CIK 1495230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(561) 962-4258
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

The number of shares of Common Stock, $0.00001 par value, outstanding on May 14, 2013 was 102,873,829.

ENERGY EDGE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

PART 1.  FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

ENERGY EDGE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

ASSETS	March 31, 2013	December 31, 2012
Current Assets
Cash and cash equivalents	$24,737	$18,553
Contract receivables – net	-	-
Costs and estimated earnings in excess of billings	-	-
Accounts receivable – other	348	348
Prepaid expenses	295,233	300,442
Total Current Assets	320,318	319,343

Property and Equipment
Computers and equipment	10,640	10,640
Less: accumulated depreciation	(6,024)	(5,595)
Property and Equipment – net	4,616	5,045
Other Assets
Intangible Assets	3,566	0
TOTAL ASSETS	$328,500	$324,388

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable	$165,798	$343,334
Accrued expenses and other current liabilities	97,237	125,830
Due to Related Parties	15,615	30,696
Billings in excess of costs and estimated earnings on uncompleted contracts	-	-
Total Liabilities	278,650	499,860

Stockholders’ Equity (Deficit)
Common stock, $.00001 par value, 250,000,000 shares authorized, 100,357,026 shares issued and outstanding (78,667,872 – December 31, 2012)	999	782
Additional paid in capital	3,102,389	2,616,359
Subscription receivable	(1,000)	(1,000)
Treasury stock	(5,000)	(5,000)
Accumulated deficit	(3,047,931)	(2,746,648)
	49,457	(135,507)
Non-controlling interests	393	(39,965)
Total Stockholders’ Equity (Deficit)	49,850	(175,472)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$328,500	$324,388

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended March 31,
	2013	2012

CONTRACT REVENUES	$2,240	$146,071

CONTRACT COSTS	2,521	117,987

GROSS PROFIT	(281)	28,084

OPERATING EXPENSES
Compensation	17,166	6,088
Consulting services	100,919	10,727
Professional fees	19,534	4,020
Director fees	2,000	-
General & administrative expenses	119,375	19,636
TOTAL OPERATING EXPENSES	258,994	40,471

LOSS FROM OPERATIONS	(259,275)	(12,387)

OTHER INCOME (EXPENSE)
Interest expense	(950)	(1,274)

LOSS FROM OPERATIONS AND BEFORE NON-CONTROLLING INTERESTS	(260,225)	(13,661)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	50,408	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(209,817)	(13,661)

PROVISION FOR INCOME TAXES	-	-

NET LOSS ATTRIBUTABLE TO ENERGY EDGE TECHNOLOGIES CORPORATION	$(209,817)	$(13,661)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	94,364,613	82,711,205

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION
 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)
AS OF MARCH 31, 2013

	Common Stock		Additional Paid in	Subscription	Treasury	Non-Controlling	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Capital	Receivable	Stock	Interests	(Restated)	(Restated)

Balance, December 31, 2010, as originally reported	48,986,825	$490	$1,639,238	$-	$-	$-	$(1,629,587)	$10,141

Correction of payroll tax liability							74,200	74,200

Balance, December 31, 2010, as restated	48,986,825	490	1,639,238	-	-	-	(1,555,387)	84,341

Issuance of shares under private placement at $.10 per share	30,000	-	3,000	-	-	-	-	3,000

Issuance of shares for consulting services	28,270,000	283	47,917	-	-	-	-	48,200

Issuance of shares for legal services	3,974,380	40	138,798	-	-	-	-	138,838

Net loss for the year ended December 31, 2011	-	-	-				(448,290)	(448,290)

Balance, December 31, 2011, as restated	81,261,205	813	1,828,953	-	-	-	(2,003,677)	(173,911)

Issuance of shares for cash	10,916,667	109	122,891	-	-	-	-	123,000

Issuance of shares for services	16,000,000	160	668,215	-	-	-	-	668,375

Shares retired per merger agreement	(28,000,000)	(280)	280	-	-	-	-	-

Shares returned by consultants	(2,010,000)	(20)	(3,980)	-	-	-	-	(4,000)

Purchase of treasury stock	-	-	-	-	(5,000)	-	-	(5,000)

Acquisition of stock in subsidiaries	-	-	-	(1,000)	-	1,190	-	190

Net loss for the year ended December 31, 2012	-	-	-	-	-	(41,155)	(742,971)	(784,126)

Balance, December 31, 2012	78,167,872	782	2,616,359	(1,000)	(5,000)	(39,965)	(2,746,648)	(175,472)

Issuance of shares for cash	18,533,334	185	288,928					289,113

Issuance of shares for services	1,700,000	17	80,983					81,000

Issuance of stock for cancellation of debt	1,455,820	15	116,119					116,134

Acquisition of non-controlling interest						(700)		(700)

Termination of non-controlling interest						91,466	(91,466)	-

Net loss for the 3 months ended March 31, 2013						(50,408)	(209,817)	(260,225)

Balance March 31, 2013	100,357,026	$999	$3,102,389	$(1,000)	$(5,000)	$393	$(3,047,931)	$49,850

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Three Month Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the year	$(209,817)	$(13,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interests	(50,408)	-
Depreciation	429	430
Shares issued for services	81,000	1,500
Share returned to Company by consultants	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	(48,008)
Costs and estimated earnings in excess of billings on uncompleted contracts	-	19,321
Accounts receivable - other	-	7,789
Prepaid consulting fees	5,209	(7,123)
Accounts payable	(61,402)	(41,076)
Billings in excess of costs and estimated earnings on uncompleted contracts	-	94,574
Sales tax payable	-	-
Accrued expenses and other current liabilities	(28,593)	(6,549)

Cash flows provided by (used in) operating activities	(263,582)	7,197

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Purchase of intangible assets	(3,566)	-
Cash flows used in investing activities	(3,566)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in related party loans	(15,781)	(3,138)
Proceeds from the sale of common stock	289,113	-
Purchase of treasury shares	-	(5,000)
Cash flows provided by (used in) financing activities	273,332	(8,138)

Net increase (decrease) in cash and cash equivalents	6,184	(941)
Cash and cash equivalents, beginning of the period	18,553	3,243
Cash and cash equivalents, end of the period	$24,737	$2,302

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$950	$1,274
Income taxes paid	$-	$500

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock in payment of accounts payable	$116,134	$0
Acquisition of non-controlling interest	$91,466	$0

The accompanying notes are an integral part of these financial statements

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 – NATURE OF OPERATIONS

Energy Edge Technologies Corporation (“Energy Edge”, “EEDG”, “Energy Edge Solutions”, “EES”, The Gourmet Wing Company, Inc.”, “The Gourmet Wing Company”, “TGWC” and the “Company”) was incorporated in New Jersey in January, 2004.  Energy Edge Technologies Corporation is comprised of two subsidiaries; Energy Edge Solutions and The Gourmet Wing Company, Inc

Energy Edge Solutions (EES) provides energy engineering and services specializing in the development and implementation of advanced, turnkey projects to reduce energy losses and increase the efficiency of new and existing buildings.  The Company is comprised of professional and industrial engineers, Leadership in Energy and Environmental Design (“LEED”) Accredited Professionals, and Green Building Coalition Certifying Agents.  Energy Edge is a Clean Energy Pay for Performance Partner and a Smart Start Building Trade Ally.  EES’ custom designed projects are developed using proprietary methods and maximize energy savings by treating an entire facility based on its unique features and electricity and gas usage.

EES applies a whole facility approach to energy cost reduction by applying different technologies and engineering approaches to treat most of the various electrical and gas consuming loads across facility such as lighting, HVAC, refrigeration, and production equipment.  The energy projects developed and implemented by EES are ideal for virtually any type of facility and have successfully resulted in tremendous savings in manufacturing plants, hospitals, entertainment venues, office buildings, restaurants, warehouses, etc.

EES’ revenues come primarily from engineering survey work and turnkey energy projects where EES takes responsibility for equipment procurement, installation labor, utility rebates, tax incentives, pre and post survey work, waste removal, certifications, and ongoing measurement and verification of results.

The Gourmet Wing Company, Inc. (TGWC) is a newly formed combined fast casual restaurant company in the chicken wing segment and restaurant management company. TGWC is primarily engaged in the business of developing and subsequently managing, licensing, operating, developing and franchising a broad portfolio of restaurant and food concepts.

TGWC revenues will primarily be derived from management fees, royalty fees, licensing fees and franchise fees.  TGWC will also sell food, sauces, mixes and other supplies to its franchisees/licensees.

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

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the year ended December 31, 2012.  In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, receivables, prepaid consulting fees, accounts payable, accrued expenses and other current liabilities, and loans payable –related parties. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

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

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2013, there have been no interest or penalties incurred on income taxes.

Research and Development
The Company has not incurred any research and development costs to date.

Non-Controlling Interests
As of December 31, 2012, the non-controlling interests balances were ($39,965), due to minority ownership of 35% in Gourmet Wing Company, and 49% in Energy Edge Solutions, Inc. As of March 31, 2013, the non-controlling interest balance was $393 due to the minority ownership of 49% in Energy Edge Solutions, Inc. On March 31, 2013, the Company acquired the minority interest in Gourmet Wing Company, bringing their ownership of Gourmet to 100%.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2013.

Recent Accounting Pronouncements
Energy Edge does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flows.

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

NOTE 3 -- ACCOUNTS RECEIVABLE

Accounts receivable other consists of $200 from current period sales of Gourmet Wings Company plus $348 from Gourmet Wings Company sales in a prior period.  $200 of such receivables are considered uncollectible and were written off in the current period.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 4 -- OTHER ASSETS

Other assets represents the aggregate costs of $3,566 incurred by Gourmet Wings Company in the current period related to the development of sauce recipes.  As the asset will be useful for a period of indeterminant length in the future, no amortization has been recognized.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consisted of the following at March 31, 2013 December 31, 2012:

	March 31, 2013	December 31, 2012
Prepaid project expenses	$29,950	$29,950
Prepaid consulting expense	265,283	270,492
Total prepaid expenses	$295,233	$300,442

Prepaid Project Expenses
Prepaid project expenses consist of monies expended for project equipment for a project temporarily put on hold.

Prepaid Consulting
The Company has retained a number of consultants. These consultants are paid in cash and/or issuance of Company stock. Consultants were issued 1,700,000 shares of stock valued at $81,000 for the three months ended March 31, 2013. The consulting fees are being amortized over the terms of the contracts. As of March 31, 2013, and December 31, 2012, $265,283 and $270,492 respectively, remained in prepaid consulting.

NOTE 6 – PROPERTY AND EQUIPMENT

The Company’s policy is to depreciate the cost of property and equipment over the estimated useful lives of the assets by use of the straight-line method. The office equipment presently owned by the Company is being depreciated over an estimated useful life of five years. Depreciation expense for the three months ended March 31, 2013 and 2012 was $429 and $430, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Credit card balances	$29,003	$28,596
Accrue professional fees	4,500	13,500
Accrued payroll	-	20,000
Payroll taxes payable	48,652	48,652
Sales tax payable	15,082	15,082
Total accrued expenses and other current liabilities	$97,237	$125,830

NOTE 8 – RELATED PARTY TRANSACTIONS

Related party loans totaling $15,615 and $30,696 at March 31, 2013 and December 31, 2012, respectively, are owed to various related parties of the Company for reimbursement of expenses incurred on behalf of the Company.

Related party loans are unsecured, non-interest bearing and have no specific terms of repayment unless otherwise noted.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 9 -- BUSINESS SEGMENTS

The Company is made up of three entities in which Energy Edge Technologies Corporation is the parent entity.  The Company owned a sixty-five percent interest in Gourmet Wings Company during the current quarter, but acquired the remaining thirty-five percent of the stock of Gourmet Wings Company as of March 31, 2013.  Fifty-one percent of the outstanding stock of Energy Edge Solutions, Inc. is owned by the Company.  Energy Edge Solutions, Inc. had virtually no operating activity during the current quarter.

The balance sheet and income statement information of each entity for the current quarter is presented in US Dollars as follows:

	EEDG	TGWC	EES	Total
Current Assets	290,233	30,074	11	320,318
Fixed Assets	4,616	0	0	4,616
Intangibles	0	3,566	0	3,566
Total Assets	294,849	33,640	11	328,500
Current Liabilities	276,936	1,600	114	278,650
Intercompany	(308,093)	307,678	415	0
Shareholders' Equity	326,006	(275,638)	(518)	49,850
Total Liabilities and Shareholders' Equity	294,849	33,640	11	328,500

Revenues	2,040	200	0	2,240
Costs of Sales	(2,471)	(50)	0	(2,521)
Gross Profit	(431)	150	0	(281)
Operating Expenses	(114,821)	(144,173)	0	(258,994)
Other Expenses	(950)	0	0	(950)
Net (loss) before non-controlling interest	(116,202)	(144,023)	0	(260,225)
Non-controlling interest	50,408	0	0	50,408
Net (loss) from operations	(65,794)	(144,023)	0	(209,817)

NOTE 10 – CAPITAL STOCK

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

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 10 – CAPITAL STOCK (continued)

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

On January 8, 2013, the Company sold 2,500,000 shares of common stock at $.03 per share under a private placement to an unrelated third party for total proceeds of $75,000.

On January 11, 2013, the Company sold 1,500,000 shares of common stock at $.0167 per share under a private placement to an unrelated third party for total proceeds of $25,000.

On January 16, 2013, the Company sold 3,500,000 shares of common stock at $.0167 per share under a private placement to an unrelated third party for total proceeds of $58,113.

On January 23, 2013, the Company issued 1,455,820 shares of common stock at $.08 per share in cancellation of debt in the amount of $116,134.

On January 29, 2013, the Company sold 10,000,000 shares of common stock at $.01 per share under a private placement to an unrelated third party for total proceeds of $100,000.

On January 30, 2013, the Company issued 200,000 shares of common stock valued at $6,000 for business consulting services.

On January 30, 2013, the Company sold 200,000 shares of common stock at $.03 per share under a private placement to an unrelated third party for total proceeds of $6,000.

On January 31, 2013, the Company sold 833,334 shares of common stock at $.03 per share under a private placement to an unrelated third party for total proceeds of $25,000.

On February 26, 2013, the Company issued 1,500,000 shares of common stock valued at $75,000 for prepaid legal services.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 11 – INCOME TAXES

For the three month periods ended March 31, 2013 and 2012, the Company has incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset was generated by the loss carry-forward of approximately $3,050,400 and will expire beginning in 2030.

The provision for federal income tax consists of the following at March 31:

	March 31, 2013	March 31, 2012
Federal income tax benefit attributable to:
Current operations	$89,700	$152,000
Less: valuation allowance	(89,700)	(152,000)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$1,030,300	$940,600
Less: valuation allowance	(1,030,300)	(940,600)
Net deferred tax asset	$0	$0

As of March 31, 2013, the Company had net operating loss carry forwards of approximately $3,050,400 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $3,050,400 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real property as of March 31, 2013. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.

ENERGY EDGE TECHNOLOGIES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 13 – GOING CONCERN

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

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2013 to the date these financial statements were issued, and reports the following:

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

In May  2013, we entered into an exclusive agreement with CRISP Watermelon Drink, LLC for the wholesale distribution of Cu'i (pronounced "swee") a 100% all natural water melon drink throughout the United States.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:
_	new competitors are likely to emerge and new technologies may further increase competition;
_	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;
_	our ability to obtain future financing or funds when needed;
_	our ability to successfully obtain and maintain our diverse customer base;
_	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;
_	our ability to attract and retain a qualified employee base;
_	our ability to respond to new developments in technology and new applications of existing technology before our competitors;
_	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and
_	our ability to maintain and execute a successful business strategy.

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

Results of Operations – Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2012..

The following table summarizes the results of our operations during the three-month period ended March 31, 2013 and 2012, and provides information regarding the dollar and percentage increase (or decrease) from the respective periods.

	Three Months ended March 31,
	2013	2012	Increase (decrease）	% Change
Revenue	$2,240	$146,071	$(143,831)	(98)%
Cost of sales	2,521	117,987	(115,466)	(98)%
Gross profit	(281)	28,084	(28,515)	(101)%
General & Administrative & Professional Fees	140,909	23,656	117,253	496%
Wages & Consulting Fees	118,085	16,815	101,270	602%
Income (Loss) from operations	(259,275)	(12,387)	(246,888)	(1993)%
Other expense	950	1,274	(324)	(25)%
Provision for taxation	-	-	-	-

Net loss	(260,225)	(13,661)	(246,564)	(1805)%

Revenues

Sales revenue decreased from $146,071 in the three months ended March 31, 2012 to $2,240 in the same period in 2013, representing a 98% decrease.  The decrease in revenue was mainly due to potential projects from the current sales pipeline not closing in the first quarter.

Cost of sales and gross margin

Cost of sales decreased from $117,987 in the three months ended March 31, 2012 to $2,521 in the same period in 2013, representing a 98% decrease. The decrease was mainly attributable to the absence of projects sold in the first quarter of 2013.  The gross profit percent decreased from 17% in the three months ended March 31, 2012 to (12.5)% in the same period in 2013.

Wages & Consulting Fees

Wages & Consulting Fees were $118,085 in the three months ended March 31, 2013 as compared to $16,815 in the three months ended March 31, 2012.  The increase was due to an increase in the amortization of pre-paid consulting fees.

General and administrative & Professional Fees

General and administrative and professional fees increased from $23,656 in the three months ended March 31, 2012 to $140,909 for the same period in 2013, representing an increase of $117,253 or 496%. The increase was mainly attributable to an increase in grand opening event expenses and marketing costs for The Gourmet Wing Company.

Net income (loss)

Net loss for the three months ended March 31, 2013 was $260,225 as compared to a net loss of $13,661 in the same period of 2012. The increase was mainly attributable to the expenses related to The Gourmet Wing company event and marketing expenses and the increase in consulting fees.

Liquidity and Capital Resources

For the three months ended March 31, 2013, we used ($263,582) in cash flow for operating activities compared to the generation of $7,197 in cash flow for the three months ended March 31, 2012. for a number of reasons.  The Company issued stock for services in the amount of $81,000 in the quarter.  The Company recorded no change in contract receivables, in billings in excess of costs, or accounts receivable-other.  The Company also recorded a decrease of $5,209 in prepaids, a decrease of $61,402  in accounts payable, and a decrease of $28,593 in other current liabilities, all of which impacted cash used by operating activities.  Intangible assets were purchased in the amount of $3,566.   Financing activities generated $273,332 primarily from net proceeds from the sale of stock.

The Company has no long term debt outstanding at either March 31, 2013 or December 31, 2012.

Cash and cash equivalents were $24,737 as of March 31, 2013 compared to $18,553 as of December 31, 2012.

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

ITEM 4T.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013, and concluded that, as of March 31, 2013 and 2012, our internal control over financial reporting was not effective.

Management's assessment report was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.  The Company is involved in a possible legal action regarding an account payable in the amount of $13,500 in dispute.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 8, 2013, the Company sold 2,500,000 shares of common stock at $.03 per share under a private placement to an unrelated third party for total proceeds of $75,000.  The proceeds were used for general working capital.

On January 11, 2013, the Company sold 1,500,000 shares of common stock at $.0167 per share under a private placement to an unrelated third party for total proceeds of $25,000.  The proceeds were used for general working capital.

On January 16, 2013, the Company sold 3,500,000 shares of common stock at $.0167 per share under a private placement to an unrelated third party for total proceeds of $58,113.  The proceeds were used for general working capital.

On January 23, 2013, the Company issued 1,455,820 shares of common stock at $.08 per share in cancellation of debt in the amount of $116,134.

On January 29, 2013, the Company sold 10,000,000 shares of common stock at $.01 per share under a private placement to an unrelated third party for total proceeds of $100,000.  The proceeds were used for general working capital.

On January 30, 2013, the Company issued 200,000 shares of common stock valued at $6,000 for business consulting services.

On January 30, 2013, the Company sold 200,000 shares of common stock at $.03 per share under a private placement to an unrelated third party for total proceeds of $6,000.  The proceeds were used for general working capital.

On January 31, 2013, the Company sold 833,334 shares of common stock at $.03 per share under a private placement to an unrelated third party for total proceeds of $25,000.  The proceeds were used for general working capital.

On February 26, 2013, the Company issued 1,500,000 shares of common stock valued at $75,000 for prepaid legal services.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended March 31, 2013.

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

ENERGY EDGE TECHNOLOGIES CORPORATION
(Registrant)

By:	/s/ James Boyd
James Boyd
Chief Executive Officer, President, and Director

Date: May 30, 2013