Form 10-Q
period 2013-06-30
ENERGY EDGE TECHNOLOGIES CORP.
filed 2013-09-06
CIK 1495230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of Common Stock, $0.00001 par value, outstanding on August 26, 2013 was 155,873,829

1

ENERGY EDGE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

2

PART 1, FINANCIAL STATEMENTS

ENERGY EDGE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

ASSETS	June 30, 2013	December 31, 2012
Current Assets
Cash and cash equivalents	$25,527	$18,553
Accounts receivable – other	348	348
Prepaid expenses	369,201	300,442
Total Current Assets	395,076	319,343

Property and Equipment
Computers and equipment	10,640	10,640
Less: accumulated depreciation	(6,452)	(5,595)
Property and Equipment – net	4,188	5,045

Other Assets
Franchise costs	3,566	—
Deferred financing costs - net	7,070	—
Total Other Assets	10,636	—

TOTAL ASSETS	$409,900	$324,388

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$131,934	$343,334
Accrued expenses and other current liabilities	97,632	125,830
Due to related parties	15,615	30,696
Total Current Liabilities	245,181	499,860

Long Term Liabilities
Convertible note payable, net of discounts of $46,875 and $0, respectively	3,125	—
Derivative liability	91,177	—
Total Long Term Liabilities	94,302	—
Total Liabilities	339,483	499,860

Stockholders’ Equity (Deficit)
Common stock, $.00001 par value, 250,000,000 shares authorized, 155,873,829 shares issued and outstanding (78,667,872 – December 31, 2012)	1,555	782
Additional paid in capital	3,780,780	2,616,359
Subscription receivable	(1,000)	(1,000)
Treasury stock	(5,000)	(5,000)
Accumulated deficit	(3,706,311)	(2,746,648)
Total Stockholders’ Equity (Deficit)	70,024	(135,507)
Non-controlling interests	393	(39,965)
Total Equity (Deficit)	70,417	(175,472)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$409,900	$324,388

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012

CONTRACT REVENUES	$—	$207,975	$2,040	$354,046

CONTRACT COSTS	—	117,624	2,472	235,611

GROSS PROFIT	—	90,351	(432)	118,435

OPERATING EXPENSES
Compensation	488,275	—	505,441	6,088
Consulting services	102,532	47,455	203,451	58,182
Professional fees	12,508	22,528	32,042	26,548
Director fees	400	—	2,400	—
General & administrative expenses	8,917	25,158	127,713	44,794
TOTAL OPERATING EXPENSES	612,632	95,141	871,047	135,612

LOSS FROM OPERATIONS	(612,632)	(4,790)	(871,479)	(17,177)

OTHER INCOME (EXPENSE)
Interest expense	(3,711)	(1,500)	(4,661)	(2,774)
Amortization	(430)	—	(430)	—
Depreciation	(429)	(430)	(858)	(860)
Derivative expense	(3,348)	—	(3,348)	—
Change in fair value of derivative liability	(37,829)	—	(37,829)	—
TOTAL OTHER INCOME (EXPENSE)	(45,747)	(1,930)	(47,126)	(3,634)

LOSS BEFORE NON-CONTROLLING INTERESTS AND INCOME TAXES	(658,379)	(6,290)	(918,605)	(19,951)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	—	—	(50,408)	—

LOSS BEFORE PROVISION FOR INCOME TAXES	(658,379)	(6,290)	(868,197)	(19,951)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS ATTRIBUTABLE TO ENERGY EDGE TECHNOLOGIES CORPORATION	$(658,379)	$(6,290)	$(868,197)	$(19,951)

LOSS PER SHARE:BASIC AND DILUTED	($.01)	($0.00)	($.01)	($0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:BASIC AND DILUTED	114,489,343	88,571,645	97,481,315	85,487,579

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Common Stock		Additional Paid in Capital	Subscription Receivable	Treasury Stock	Non-Controlling Interests	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance, December 31, 2011	81,261,205	813	1,828,953	—	—	—	(2,003,677)	(173,911)

Issuance of shares for cash	10,916,667	109	122,891	—	—	—	—	123,000
Issuance of shares for services	16,000,000	160	668,215	—	—	—	—	668,375
Shares retired per merger agreement	(28,000,000)	(280)	280	—	—	—	—	—
Shares returned by consultants	(2,010,000)	(20)	(3,980)	—	—	—	—	(4,000)
Purchase of treasury stock	—	—	—	—	(5,000)	—	—	(5,000)
Acquisition of stock in subsidiaries	—	—	—	(1,000)	—	1,190	—	190
Net loss for the year ended December 31, 2012	—	—	—	—	—	(41,155)	(742,971)	(784,126)

Balance, December 31, 2012	78,167,872	782	2,616,359	(1,000)	(5,000)	(39,965)	(2,746,648)	(175,472)

Issuance of shares for cash	18,533,334	185	288,928	—	—	—	—	289,113
Issuance of shares for services	56,200,000	563	718,713	—	—	—	—	719,276
Issuance of shares for cancellation of debt	2,972,623	25	156,780	—	—	—	—	156,805
Acquisition of non-controlling interest	—	—	—	—	—	(700)	—	(700)
Termination of non-controlling interest	—	—	—	—	—	91,466	(91,466)	—
Net loss for the 6 months ended June 30, 2013	—	—	—	—	—	(50,408)	(868,197)	(918,605)

Balance June 30, 2013	155,873,829	$1,555	$3,780,780	$(1,000)	$(5,000)	$393	$(3,706,311)	$70,417

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Six months ended June 30
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the period	$(918,605)	$(19,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based services& compensation	719,276	—
Change in fair value of derivative liability	37,829	—
Derivative expense	3,348	—
Amortization of debt discount	3,125	—
Depreciation	857	860
Change in operating assets and liabilities:
Accounts receivable	—	(874,440)
Costs and estimated earnings in excess of billings on uncompleted contracts	—	19,321
Accounts receivable - other	—	7,789
Prepaid consulting fees	(68,759)	8,331
Accounts payable	(54,595)	56,060
Billings in excess of costs and estimated earnings on uncompleted contracts	—	784,811
Sales tax payable	—	—
Accrued expenses and other current liabilities	(28,198)	(8,339)
Cash flows used in operating activities	(305,722)	(25,558)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of non-controlling interest	(700)	—
Increase in franchise costs	(3,566)	—
Net increase in deferred financing costs	(7,070)	—
Cash flows used in investing activities	(11,336)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in related party loans	—	—
Repayment of notes receivable - stockholders	(15,081)	—
Proceeds from loan	50,000	—
Proceeds from the sale of common stock	289,113	62,500
Repayment of loan from related party	—	(2,638)
Purchase of treasury shares	—	(5,000)
Cash flows provided by financing activities	324,032	54,862

Net increase (decrease) in cash and cash equivalents	6,974	29,304
Cash and cash equivalents, beginning of the period	18,553	3,243
Cash and cash equivalents, end of the period	$25,527	$32,547

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,661	$2,774
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid consulting services	$—	$9,700
Issuance of stock in payment of accounts payable	$156,805	$0
Debt discount from fair value of embedded derivative	$50,000	$0

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1 – NATURE OF OPERATIONS

Energy Edge Technologies Corporation (“Energy Edge”, “EEDG”, “Energy Edge Solutions”, “EES”, The Gourmet Wing Company, Inc.”, “The Gourmet Wing Company”, “TGWC” and the “Company”) was incorporated in New Jersey in January, 2004. Energy Edge Technologies Corporation is comprised of two subsidiaries: Energy Edge Solutions and The Gourmet Wing Company, Inc.

The Company acquired a 51% interest in Energy Edge Solutions in 2012. Energy Edge Solutions provides energy engineering and services specializing in the development and implementation of advanced turnkey projects to reduce energy losses and increase the efficiency of new and existing buildings.  The Company is comprised of professional and industrial engineers, Leadership in Energy and Environmental Design (“LEED”) Accredited Professionals, and Green Building Coalition Certifying Agents.  Energy Edge is a Clean Energy Pay for Performance Partner and a Smart Start Building Trade Ally.  EES’ custom designed projects are developed using proprietary methods and maximize energy savings by treating an entire facility based on its unique features and electricity and gas usage.

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

The Gourmet Wing Company, Inc. (TGWC) is a newly formed combined fast casual restaurant company in the chicken wing segment and restaurant management company. TGWC is primarily engaged in the business of managing, licensing, operating, developing and franchising a system of distinctive quick-service and fast casual restaurants in the chicken wing segment.

TGWC revenues will primarily be derived from management fees, royalty fees, licensing fees and franchise fees.  TGWC will also sell food, sauces, mixes and other supplies to its franchisees/licensees.

On June 10, 2013, The Gourmet Wing Company entered into a joint venture agreement to develop, own and operate in Atlanta one or more fast casual restaurants featuring seasoned chicken wings. The culinary style for the restaurant concept was originally developed by TGWC’s chief executive.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of Energy Edge Technologies Corporation, The Gourmet Wing Company, Inc., and Energy Edge Solutions, Inc.(collectively, the “Company”). All material intercompany transactions have been eliminated.

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

JUNE 30, 2013

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivables, prepaid expenses, accounts payable, accrued expenses and other current liabilities, and due to related parties. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2013, there have been no interest or penalties incurred on income taxes.

Research and Development

The Company has not incurred any research and development costs to date.

Non-Controlling Interests

As of December 31, 2012, the non-controlling interests balances were ($39,965), due to minority ownership of 35% in Gourmet Wing Company, and 49% in Energy Edge Solutions, Inc. On March 31, 2013, the Company acquired the minority interest in Gourmet Wing Company, bringing their ownership of Gourmet to 100%. As of June 30, 2013, the non-controlling interest balance was $393 due to the minority ownership of 49% in Energy Edge Solutions, Inc.

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

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2013.

Recent Accounting Pronouncements

Energy Edge does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flows.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

NOTE 3 – FRANCHISE COSTS

Franchise costs consist of aggregate costs of $3,566 incurred by The Gourmet Wing Company related to the development of sauce recipes. As the asset will be useful for a period of indefinite length in the future, no amortization has been recognized.

NOTE 4 –DEFERRED FINANCING COSTS

On May 13, 2013 the company entered into a 6% convertible redeemable note payable with a maturity date of May 14, 2015, loan costs associated with securing the loan of $7,500 were capitalized and will be amortized over the loan period. Amortization expense included for this period is $430. An unamortized balance of $7,070 remains at June 30, 2013.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consisted of the following at June 30, 2013 December 31, 2012:

	June 30, 2013	December 31, 2012
Prepaid project expenses	$29,950	$29,950
Prepaid consulting expense	339,251	270,492
Total prepaid expenses	$369,201	$300,442

Prepaid Project Expenses

Prepaid project expenses consist of monies expended for project equipment for a project temporarily put on hold.

Prepaid Consulting

The Company has retained a number of consultants. These consultants are paid in cash and/or issuance of Company stock. Consultants were issued 2,500,000 shares of stock valued at $37,676 for the six months ended June 30, 2013. The consulting fees are being amortized over the terms of the contracts. As of June 30, 2013, and December 31, 2012, $339,251 and $270,492 respectively, remained in prepaid consulting.

NOTE 6 – PROPERTY AND EQUIPMENT

The Company’s policy is to depreciate the cost of property and equipment over the estimated useful lives of the assets by use of the straight-line method. The office equipment presently owned by the Company is being depreciated over an estimated useful life of five years. Depreciation expense for the three months ended June 30, 2013 and 2012 was $429 and $430, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Credit card balances	$29,003	$28,596
Accrued professional fees	4,500	13,500
Accrued interest expense	395	—
Accrued payroll	—	20,000
Payroll taxes payable	48,652	48,652
Sales tax payable	15,082	15,082
Total accrued expenses and other current liabilities	$97,632	$125,830

NOTE 8 – RELATED PARTY TRANSACTIONS

Related party loans totaling $15,615 and $30,696 at June 30, 2013 and December 31, 2012, respectively, are owed to various related parties of the Company for reimbursement of expenses incurred on behalf of the Company.

Related party loans are unsecured, non-interest bearing and have no specific terms of repayment unless otherwise noted.

NOTE 9 – CONVERTIBLE NOTE PAYABLE

On May 13, 2013, the Company issued a convertible promissory note to a third party, with a principal amount of $50,000.  This note is due and payable in full on May 14, 2015, and bears interest at 6% per annum.  At any time prior to the payment in full of the entire balance of the note, the creditor has the option of converting all or any portion of the unpaid balance of the note into shares of common stock at a conversion price equal to seventy percent of the lowest closing bid price of the common stock for any of the five trading days prior to and including the conversion date.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 9 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

The Company evaluated the terms of the note and concluded that since the conversion price was not fixed, and the number of shares of the Company’s common stock that are issuable upon the conversion of the convertible promissory note is indeterminable until such time as the Creditor elects to convert to common stock, the Company concluded that the embedded conversion option created a derivative liability. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $53,348 as of May 13, 2013. On June 30, 2013 the Company remeasured the derivative liability using the input attributes below and determined the derivative liability value to be $91,177. An expense of $37,829 was recorded as of June 30, 2013 and included in the statement of operations in order to adjust the derivative liability to the remeasured value.

	May 13, 2013	June 30, 2013
Stock price	$.0099	$.0142
Exercise price	$.009044	$.007588
Shares issuable upon conversion	5,528,527	6,589,352
Expected dividend yield	0.00%	0.00%
Expected life (years)	2.00	1.87
Risk-free interest rate	.24%	.36%
Expected volatility	313.5%	307.6%

 A debt discount of $50,000 related to the embedded conversion option was recorded at date of note issuance, and is being expensed over the life of the loan. For the six months ended June 30, 2013, amortization of $3,125 has been recorded, resulting in a remaining unamortized discount of $46,875 at June 30, 2013.

NOTE 10– BUSINESS SEGMENTS

The Company is made up of three entities in which Energy Edge Technologies Corporation is the parent entity. The Company owned a sixty-five percent interest in Gourmet Wings Company during the first quarter, but acquired the remaining thirty-five percent of the stock of Gourmet Wings Company as of March 31, 2013. Fifty-one percent of the outstanding stock of Energy Edge Solutions, Inc. is owned by the Company. Energy Edge Solutions, Inc. had no operating activity during the current quarter.

The balance sheet and income statement information of each entity for the current quarter is presented in US Dollars as follows:

	EEDG	TGWC	EES	Total
Current Assets	$389,717	$5,348	$11	$395,076
Fixed Assets	4,188	—	—	4,188
Intangibles	7,070	3,566	—	10,636
Total Assets	$400,975	$8,914	$11	$409,900
Current Liabilities	$235,867	$9,199	$114	$245,180
Long Term Liabilities	94,302			94,302
Intercompany	(300,593)	300,178	415	0
Stockholders’ Equity	371,399	(300,463)	(518)	70,418
Total Liabilities and Stockholders’ Equity	$400,975	$8,914	$11	$409,900
Revenues	$—	$—	$—	$—
Costs of Sales	—	—	—	—
Gross Profit	—	—	—	—
Operating Expenses	(587,999)	(24,633)	—	(612,632)
Other Expenses	(45,555)	(192)	—	(45,747)
Net (loss) before non-controlling interest	(633,554)	(24,825)	—	(658,379)
Non-controlling interest	—	—
Net (loss) from operations	$(633,554)	$(24,825)	$—	$(658,379)

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 11 – CAPITAL STOCK

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

JUNE 30, 2013

NOTE 11 – CAPITAL STOCK (CONTINUED)

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

On April 5, 2013, the Company issued 1,016,803 shares of common stock at $.01 per share in cancellation of debt in the amount of $40,661.64.

On April 17, 2013, the Company issued 1,500,000 shares of common stock valued at $22,275 for business consulting services.

On May 6, 2013, the Company issued 1,000,000 shares of common stock valued at $15,400 for business consulting services

On May 7, 2013, the Company issued 52,000,000 shares of common stock valued at $600,600 for stock based compensation.

NOTE 12 – INCOME TAXES

For the three month periods ended June 30, 2013 and 2012, the Company has incurred a net loss and, therefore, has no tax liability. The net deferred tax asset was generated by the loss carry-forward of approximately $3,706,000 and will expire beginning in 2030.

The provision for federal income tax consists of the following at June 30:

	June 30, 2013	June 30, 2012
Federal income tax benefit attributable to:
Current operations	$312,300	$152,000
Less: valuation allowance	(312,300)	(152,000)
Net provision for Federal income taxes	$0	$0

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 12 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$1,252,900	$940,600
Less: valuation allowance	(1,252,900)	(940,600)
Net deferred tax asset	$0	$0

As of June 30, 2013, the Company had net operating loss carry forwards of approximately $3,706,000 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $3,706,000 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forwards may be limited as to use in future years.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real property as of June 30, 2013. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 14 – GOING CONCERN

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

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this report, unless the context indicates otherwise, the terms “Energy Edge,” “Company,” “we,” “us,” and “our” refer to Energy Edge Technologies Corporation, a New Jersey corporation, and its wholly-owned subsidiaries.

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

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management’s current expectations and belief, which management believes are reasonable.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•	new competitors are likely to emerge and new technologies may further increase competition;
•	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;
•	our ability to obtain future financing or funds when needed;
•	our ability to successfully obtain and maintain our diverse customer base;
•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;
•	our ability to attract and retain a qualified employee base;
•	our ability to respond to new developments in technology and new applications of existing technology before our competitors;
•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and
•	our ability to maintain and execute a successful business strategy.

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, and other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the “SEC.” You should consider carefully the statements under “Item 1A. Risk Factors” and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

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

ENERGY EDGE TECHNOLOGIES CORPORATION

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104. All of the following criteria must exist in order for us to recognize revenue:

1. Persuasive evidence of an arrangement exists;

2. Delivery has occurred;

3. The seller’s price to the buyer is fixed or determinable; and

4. Collectability is reasonably assured.

The majority of the Company’s revenue results from sales contracts with direct customers and revenues are generated upon the shipment of goods and/ or delivery of services. The Company’s pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

Results of Operations – Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2012 and Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table summarizes the results of our operations during the three-month period ended June 30, 2013 and 2012, and provides information regarding the dollar and percentage increase (or decrease) from the respective periods.

	Six Months ended June 30,
	2013	2012	Increase (decrease)	% Change
Revenue	$2,040	$354,046	$(352,006)	(99)%
Cost of sales	2,472	235,611	(233,139)	(99)%
Gross profit	(432)	118,435	(118,867)	(0)%
General & Administrative & Professional Fees	162,155	71,342	90,813	127%
Wages & Consulting Fees	708,892	64,270	644,622	1003%
Income (Loss) from operations	(871,479)	(17,177)	(854,302)	(1131)%
Other expense	(47,126)	(2,774)	(44,352)	(1599)%
Provision for taxation	—	—	—	—

Net loss	$(918,605)	$(19,951)	$(898,654)	(2730)%

	Three Months ended June 30,
	2013	2012	Increase (decrease)	% Change
Revenue	$0	$207,975	$(207,975)	(100)%
Cost of sales	0	117,624	(117,624)	(100)%
Gross profit	0	90,351	(90,351)	(0)%
General & Administrative & Professional Fees	21,825	47,686	(25,861)	(54)%
Wages & Consulting Fees	590,807	47,455	543,352	1145%
Income (Loss) from operations	(612,632)	(4,790)	(607,842)	(1091)%
Other expense	(45,747)	(1,500)	(44,247)	(2950)%
Provision for taxation	—	—	—	—

Net loss	$(658,379)	$(6,290)	$(652,089)	(4041)%

Revenues

Sales revenue decreased from $207,975 in the three months ended June 30, 2012 to $-0- in the same period in 2013, representing a 100% decrease.  The decrease in revenue was mainly due to potential projects from the current sales pipeline not closing in the second quarter.

Cost of sales and gross margin

Cost of sales decreased from $117,624 in the three months ended June 30, 2012 to $-0- in the same period in 2013, representing a 100% decrease. The decrease was mainly attributable to the absence of projects sold in the second quarter of 2013.  The gross profit percent decreased from 43.4% in the three months ended June 30, 2012 to (0)% in the same period in 2013.

Wages & Consulting Fees

Wages & Consulting Fees were $590,807 in the three months ended June 30, 2013 as compared to $47,455 in the three months ended June 30, 2012.  The increase was due to an increase in the amortization of pre-paid consulting fees and stock based compensation issued in 2nd quarter 2013.

ENERGY EDGE TECHNOLOGIES CORPORATION

General and administrative & Professional Fees

General and administrative and professional fees decreased from $47,686 in the three months ended June 30, 2012 to $21,825 for the same period in 2013, representing a decrease of $25,861 or 54%. The decrease was mainly attributable to a reduction in grand opening event expenses and marketing costs for The Gourmet Wing Company.

Net income (loss)

Net loss for the three months ended June 30, 2013 was $658,379 as compared to a net loss of $6,290 in the same period of 2012. The increase in net loss was mainly attributable to the stock based compensation for executives of the company and to the lack of revenue in 2013.

Liquidity and Capital Resources

For the six months ended June 30, 2013, we used $305,722 in cash flow for operating activities compared to the use of $25,558 in cash flow for the six months ended June 30, 2012. This increase in operating cash requirements occurred for a number of reasons.  During the period the Company issued stock based compensation in the amount of $719,276.  The Company recorded no change in contract receivables, in billings in excess of costs, or accounts receivable-other. The Company also recorded a decrease of $68,759 in prepaid expenses, a decrease of $54,595 in accounts payable, and a decrease of $28,198 in other current liabilities, all of which impacted cash used by operating activities. Intangible assets were acquired in the amount of $10,636 primarily relating to the loan fees associated with the convertible promissory note dated May 13, 2013. Financing activities generated $50,000 from the proceeds from the promissory note, and $289,113 proceeds from the sale of common stock.

On May 13, 2013 the company entered into a 6% convertible redeemable note payable with a maturity date of May 14, 2015, loan costs associated with securing the loan were capitalized and will be amortized over the loan period.

Cash and cash equivalents were $25,527 as of June 30, 2013 compared to $18,553 as of December 31, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

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

ENERGY EDGE TECHNOLOGIES CORPORATION

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, and concluded that, as of June 30, 2013, our internal control over financial reporting was not effective.

Management’s assessment report was not subject to attestation by the Company’s independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ENERGY EDGE TECHNOLOGIES CORPORATION

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On April 5, 2013, the Company issued 1,016,803 shares of common stock at $.01 per share in cancellation of debt in the amount of $40,661.64.

On April 17, 2013, the Company issued 1,500,000 shares of common stock valued at $22,275 for business consulting services.

On May 6, 2013, the Company issued 1,000,000 shares of common stock valued at $15,400 for business consulting services

On May 7, 2013, the Company issued 52,000,000 shares of common stock valued at $600,600 for stock based compensation.

The Company issued the foregoing securities in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended June 30, 2013.

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

ENERGY EDGE TECHNOLOGIES CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY EDGE TECHNOLOGIES CORPORATION

(Registrant)

By:          /s/ James Boyd

James Boyd

Chief Executive Officer, President, and Director

Date: September 6, 2013

