Form 10-Q
period 2013-09-30
ENERGY EDGE TECHNOLOGIES CORP.
filed 2013-11-14
CIK 1495230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of Common Stock, $0.00001 par value, outstanding on November 14, 2013 was 202,373,829

ENERGY EDGE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

2

PART 1, FINANCIAL STATEMENTS

ENERGY EDGE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(Unaudited)

ASSETS	September 30, 2013	December 31, 2012
Current Assets
Cash and cash equivalents	$54,986	$18,553
Accounts receivable, net	28,835	348
Prepaid expenses	314,592	300,442
Total current assets	398,413	319,343

Property and equipment, net	3,758	5,045
Other assets	12,729	—

TOTAL ASSETS	$414,900	$324,388

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$184,365	$343,334
Accrued expenses and other current liabilities	98,076	125,830
Due to related parties	18,534	30,696
Total current liabilities	300,975	499,860

Long Term Liabilities
Convertible note payable, net of discounts of $93,625	9,375	—
Derivative liability	136,271	—
Total long term liabilities	145,646	—

Total Liabilities	446,621	499,860

Equity (Deficit)
Common stock, $.00001 par value, 250,000,000 shares authorized, 155,373,009 and 78,167,872 shares issued and outstanding, respectively	1,554	782
Additional paid-in capital	3,780,781	2,616,359
Subscription receivable	(1,000)	(1,000)
Treasury stock, 500,000 shares, at cost	(5,000)	(5,000)
Accumulated deficit	(3,711,976)	(2,746,648)
Total Stockholders’ Equity (Deficit)	64,359	(135,507)
Non-controlling interests	(96,080)	(39,965)
Total Equity (Deficit)	(31,721)	(175,472)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$414,900	$324,388

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012

REVENUES	$—	$93,902	$2,040	$447,947
COSTS OF REVENUES	—	65,874	2,471	301,484

GROSS PROFIT (LOSS)	—	28,028	(431)	146,463

OPERATING EXPENSES
Compensation	26,663	—	532,105	6,089
Consulting services	47,746	16,678	251,197	74,859
Professional fees	23,000	5,767	55,041	37,835
Director fees	—	—	2,400	—
General & administrative expenses	5,380	15,529	133,093	53,944
TOTAL OPERATING EXPENSES	102,789	37,974	973,836	172,727

LOSS FROM OPERATIONS	(102,789)	(9,946)	(974,267)	(26,264)

OTHER INCOME (EXPENSE)
Interest expense	(6,694)	(5,419)	(11,355)	(8,193)
Other expense	(1,262)	(430)	(2,550)	(1,289)
Change in fair value of derivative liability	7,906	—	(33,271)	—
TOTAL OTHER EXPENSE	(50)	(5,849)	(47,176)	(9,482)

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTERESTS	(102,839)	(15,795)	(1,021,443)	(35,746)

PROVISION FOR INCOME TAXES	—	—	—	—

LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	—	—	56,115	—

NET LOSS ATTRIBUTABLE TO ENERGY EDGE TECHNOLOGIES CORPORATION SHAREHOLDERS	$(102,839)	$(15,795)	$(965,328)	$(35,746)

LOSS PER COMMON SHARE:BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:BASIC AND DILUTED	155,373,009	96,627,872	128,270,125	89,228,115

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Unaudited)

								Total
			Additional			Non-		Stockholders’
	Common Stock		Paid in	Subscription	Treasury	Controlling	Accumulated	Equity
	Shares	Amount	Capital	Receivable	Stock	Interests	Deficit	(Deficit)
Balances, December 31, 2012	78,167,872	$782	$2,616,359	$(1,000)	$(5,000)	$(39,965)	$(2,746,648)	$(175,472)

Issuance of shares for cash	18,533,334	185	288,928	—	—	—	—	289,113
Issuance of shares for services	56,200,000	562	718,714	—	—	—	—	719,276
Issuance of shares for cancellation of debts	2,472,623	25	156,780	—	—	—	—	156,805
Net loss	—	—	—	—	—	(56,115)	(965,328)	(1,021,443)

Balances, September 30, 2013	155,373,829	$1,554	$3,780,781	$(1,000)	$(5,000)	$(96,080)	$(3,711,976)	$(31,721)

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	Nine months ended September 30
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,021,443)	$(35,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	719,276	26,779
Change in fair value of derivative liability	33,271	—
Depreciation and amortization	12,000	1,289
Changes in operating assets and liabilities:
Accounts receivable	—	(832,878)
Costs and estimated earnings in excess of billings on uncompleted contracts	—	19,321
Accounts receivable	(28,487)	7,789
Prepaid expenses	(14,150)	(13,499)
Accounts payable	(2,163)	40,392
Billings in excess of costs and estimated earnings on uncompleted contracts	—	759,320
Accrued expenses and other current liabilities	(27,754)	(9,145)
Cash flows used in operating activities	(329,452)	(36,378)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(3,566)	—
Cash flows used in investing activities	(3,566)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party advances	(12,162)	(3,138)
Proceeds from issuance of debt	92,500	—
Proceeds from the sale of common stock	289,113	62,500
Purchase of treasury shares at cost	—	(5,000)
Cash flows provided by financing activities	369,451	54,362

Net increase in cash and cash equivalents	36,433	17,984
Cash and cash equivalents, beginning of the period	18,553	3,243
Cash and cash equivalents, end of the period	$54,986	$21,227

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$11,355	$8,193
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issues for prepaid consulting services	$—	$9,700
Shares issued for settlement of payable	$156,805	$—

The accompanying notes are an integral part of these financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2013

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Energy Edge Technologies Corporation (“EEDG”)was incorporated in New Jersey in January 2004. Energy Edge Technologies Corporation is comprised of two operating subsidiaries: Energy Edge Solutions (“EES”) and The Gourmet Wing Company, Inc.

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

During 2012, the Company acquired sixty-five percent (65%) of the capital stock of The Dry Fried Wing Company. On March 31, 2013, the Company acquired the remaining thirty-five percent (35%) of such stock. On April 5, 2013, the Company officially changed the name of The Dry Fried Wing Company to The Gourmet Wing Company, Inc. (“TGWC”).

TGWC is a newly formed combined fast casual restaurant company in the chicken wing segment and restaurant management company. TGWC is primarily engaged in the business of managing, licensing, operating, developing and franchising a system of distinctive quick-service and fast casual restaurants in the chicken wing segment.

TGWC revenues will primarily be derived from management fees, royalty fees, licensing fees and franchise fees.  TGWC will also sell food, sauces, mixes and other supplies to its franchisees/licensees.

On June 10, 2013, TGWC entered into a joint venture agreement to develop, own and operate in Atlanta one or more fast casual restaurants featuring seasoned chicken wings. The culinary style for the restaurant concept was originally developed by TGWC’s chief executive.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Recent Accounting Pronouncements

Energy Edge does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flows.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2013

(Unaudited)

NOTE 3 – GOING CONCERN

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

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Prepaid project expenses	$29,950	$29,950
Prepaid consulting expense	284,642	270,492
Total prepaid expenses	$314,592	$300,442

Prepaid Project Expenses

Prepaid project expenses consist of monies expended for project equipment for a project temporarily put on hold.

Prepaid Consulting

The Company has retained a number of consultants. These consultants are paid in cash and/or issuance of Company stock. Consultants were issued 2,500,000 shares of stock valued at $37,676 for the nine months ended September 30, 2013. The consulting fees are being amortized over the terms of the contracts.

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party payables and loans totaling $18,534 and $30,696 at September 30, 2013 and December 31, 2012, respectively, are owed to various related parties of the Company for reimbursement of expenses incurred on behalf of the Company.

Related party loans are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 6– CONVERTIBLE NOTE PAYABLE AND DERIVATIVE LIABILITY

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

The Company evaluated the terms of the note and concluded that since the conversion price was not fixed, and the number of shares of the Company’s common stock that are issuable upon the conversion of the convertible promissory note is indeterminable until such time as the Creditor elects to convert to common stock, the Company concluded that the embedded conversion option created a derivative liability. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $53,348 as of May 13, 2013. On September 30, 2013 the Company remeasured the derivative liability using the input attributes below and determined the derivative liability value to be $47,341. Other income of $6,007 was recorded as of September 30, 2013 and included in the statement of operations in order to adjust the derivative liability to the remeasured value.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2013

(Unaudited)

	May 13, 2013	September 30, 2013
Stock price	$.0099	$.0124
Exercise price	$.009044	$.013020
Shares issuable upon conversion	5,528,527	3,840,246
Expected dividend yield	0.00%	0.00%
Expected life (years)	2.00	1.62
Risk-free interest rate	.24%	.33%
Expected volatility	313.5%	434.42%

A debt discount of $50,000 related to the embedded conversion option was recorded at date of note issuance, and is being expensed over the life of the loan. For the nine months ended September 30, 2013, amortization of $9,375 has been recorded, resulting in a remaining unamortized discount of $40,625 at September 30, 2013.

On September 30, 2013, the Company issued a convertible promissory note to a third party, with a principal amount of $53,000.  This note is due and payable in full on June 24, 2014, and bears interest at 8% per annum.  At any time beginning on the date that is 180 days after the note date and until the maturity date, the creditor has the option of converting all or any portion of the unpaid balance of the note into shares of common stock at a conversion price equal to fifty eight percent of the average of the three lowest closing bid price of the common stock for any of the ten trading days prior to the conversion date.

The Company evaluated the terms of the note and concluded that since the conversion price was not fixed, and the number of shares of the Company’s common stock that are issuable upon the conversion of the convertible promissory note is indeterminable until such time as the Creditor elects to convert to common stock, the Company concluded that the embedded conversion option created a derivative liability. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $88,930 as of September 30, 2013.

September 30, 2013
Stock price	$.0124
Exercise price	$.007057
Shares issuable upon conversion	7,510,628
Expected dividend yield	0.00%
Expected life (years)	.75
Risk-free interest rate	.07%
Expected volatility	434.42%

A debt discount of $53,000 related to the embedded conversion option was recorded at date of note issuance, and is being expensed over the life of the loan. For the nine months ended September 30, 2013, amortization of $0 has been recorded, resulting in a remaining unamortized discount of $53,000 at September 30, 2013.

NOTE 7– BUSINESS SEGMENTS

The Company is made up of three entities in which Energy Edge Technologies Corporation is the parent entity. The Company owned a sixty-five percent interest in The Gourmet Wing Company during the first quarter, but acquired the remaining thirty-five percent of the stock of The Gourmet Wing Company as of March 31, 2013. Fifty-one percent of the outstanding stock of Energy Edge Solutions, Inc. is owned by the Company. Energy Edge Solutions, Inc. had no operating activity during the current quarter.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2013

(Unaudited)

The balance sheet as of September 30, 2013 and December 31, 2012 and the income statement information  for the three and nine months ended September 30, 2013 and 2012 of each entity is presented in US Dollars as follows:

	30-Sep-13				31-Dec-12
	EEDG	TGWC	EES	Total	EEDG	TGWC	EES	Total

Current Assets	393,054	5,348	11	398,413	296,742	22,601	—	319,343
Fixed Assets	3,758	—	—	3,758	5,045	—	—	5,045
Other Assets	9,163	3,566	—	12,729	—	—	—	—
Total Assets	405,975	8,914	11	414,900	301,787	22,601	—	324,388

Current Liabilities	291,662	9,199	114	300,975	449,879	50,094	(113)	499,860
Long Term Liabilities	145,646	—	—	145,646	—	—	—	—
Intercompany	(300,593)	300,178	415	—	(91,610)	91,100	510	—
Stockholders' Equity	269,260	(300,463)	(518)	(31,721)	(56,482)	(118,593)	(397)	(175,472)
Total Liabilities and Stockholder's Equity	405,975	8,914	11	414,900	301,787	22,601	—	324,388

	For the Three Months Ended September 30, 2013				For the Three Months Ended September 30, 2012
	EEDG	TGWC	EES	Total	EEDG	TGWC	EES	Total

Revenues	—	—	—	—	93,902	—	—	93,902
Cost of Revenues	—	—	—	—	(65,874)	—	—	(65,874)
Gross Profit (Loss)	—	—	—	—	28,028	—	—	28,028
Operating Expenses	(102,789)	—	—	(102,789)	(37,974)	—	—	(37,974)
Other Expenses	(50)	—	—	(50)	(5,849)	—	—	(5,849)
Net Loss before Non-controlling Interest	(102,839)	—	—	(102,839)	(15,795)	—	—	(15,795)
Non-controlling Interest	—	—	—	—	—	—	—	—
Net Loss	(102,839)	—	—	(102,839)	(15,795)	—	—	(15,795)

	For the Nine Months Ended September 30, 2013				For the Nine Months Ended September 30, 2012
	EEDG	TGWC	EES	Total	EEDG	TGWC	EES	Total

Revenues	2,040	—	—	2,040	447,947	—	—	447,947
Cost of Revenues	(2,471)	—	—	(2,471)	(301,484)	—	—	(301,484)
Gross Profit (Loss)	(431)	—	—	(431)	146,463	—	—	146,463
Operating Expenses	(788,874)	(184,962)	—	(973,836)	(172,727)	—	—	(172,727)
Other Expenses	(46,984)	(192)	—	(47,176)	(9,482)	—	—	(9,482)
Net Loss before Non-controlling Interest	(836,289)	(185,154)	—	(1,021,443)	(35,746)	—	—	(35,746)
Non-controlling Interest	56,115	—	—	56,115	—	—	—	—
Net Loss	(780,174)	(185,154)	—	(965,328)	(35,746)	—	—	(35,746)

NOTE 8– CAPITAL STOCK

During the nine months ended September 31, 2013, the Company:

-	sold 18,533,334 shares of common stock for cash of $289,113;
-	issued 56,200,000 shares of common stock for services. These shares have a fair value of 719,276; and
-	issued 2,472,623 shares of common stock for settlement of payables of $156,805.

NOTE 9– SUBSEQUENT EVENTS

On October 18,2013, the Company issued 50,000,000 shares of its common stock for services.

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

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“US GAAP”). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

The majority of the Company’s revenue results from sales contracts with direct customers and revenues are generated upon the shipment of goods and/or delivery of services. The Company’s pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations – Nine Months Ended September 30, 2013 as Compared to Nine Months Ended September 30, 2012 and Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following tables summarize the results of our operations during the nine-month and three-month periods ended September 30, 2013 and 2012, and provides information regarding the dollar and percentage increase (or decrease) from the respective periods.

	Nine Months ended September 30,
	2013	2012	Increase (decrease)	% Change
Revenues	$2,040	$447,947	$(445,908)	(100)%
Cost of revenues	2,471	301,484	(299,013)	(99)%
Gross profit (loss)	(431)	146,463	(146,894)	(100)%
General & Administrative & Professional Fees	190,534	93,068	97,466	105%
Wages & Consulting Fees	783,302	80,948	702,354	868%
Income (Loss) from operations	(974,267)	(26,264)	(948,003)	(36,095)%
Other expense	(47,176)	(9,482)	(37,694)	(398)%
Provision for taxation	—	—	—	—
Net loss	$(965,328)	$(35,746)	$(929,582)	26,000%

	Three Months ended September 30,
	2013	2012	Increase (decrease)	% Change
Revenues	$—	$93,902	$(93,902)	(100)%
Cost of revenues	—	65,874	(65,874)	(100)%
Gross profit (loss)	—	28,028	(28,028)	(100)%
General & Administrative & Professional Fees	28,380	21,726	6,654	31%
Wages & Consulting Fees	74,409	16,248	58,161	358%
Income (Loss) from operations	(102,789)	(9,946)	(92,843)	(933)%
Other expense	(50)	(5,849)	5,799	99%
Provision for taxation	—	—	—	—

Net loss	$(102,839)	$(15,795)	$(87,044)	(551)%

Revenues

Sales revenue decreased from $447,947 in the nine months ended September 30, 2012 to $2,040 in the same period in 2013, representing a 100% decrease.

Sales revenue decreased from $93,902 in the three months ended September 30, 2012 to $-0- in the same period in 2013, representing a 100% decrease.

The decreases in revenue were mainly due to potential projects from the current sales pipeline not closing in the third quarter.

Cost of revenues

Cost of sales decreased from $301,484 in the nine months ended September 30, 2012 to $2,471 in the same period in 2013, representing a 100% decrease.

Cost of sales decreased from $65,874 in the three months ended September 30, 2012 to $-0- in the same period in 2013, representing a 100% decrease.

The decreases were mainly attributable to the absence of projects sold in the third quarter of 2013. The gross profit percent decreased from 32.7% in the nine months ended September 30, 2012 to (21.1)% in the same period in 2013.

Wages and consulting fees

Wages and consulting fees were $783,302 in the nine months ended September 30, 2013 as compared to $80,948 in the nine months ended September 30, 2012.

Wages and consulting fees were $74,409 in the three months ended September 30, 2013 as compared to $16,248 in the three months ended September 30, 2012.

The increases were due to the amortization of prepaid consulting fees for fiscal 2013 were higher.

General and administrative and professional fees

General and administrative and professional fees increased from $93,068 in the nine months ended September 30, 2012 to $190,534 for the same period in 2013, representing an increase of $97,466 or 105%.

General and administrative and professional fees increased from $21,726 in the three months ended September 30, 2012 to $28,380 for the same period in 2013, representing an increase of $6,654 or 31%.

The increases were mainly attributable to additional professional fees for the 2013 periods.

Net loss

Net loss for the nine months ended September 30, 2013 was $965,328 as compared to a net loss of $35,746 in the same period of 2012.

Net loss for the three months ended September 30, 2013 was $102,839 as compared to a net loss of $15,795 in the same period of 2012.

The increases in net loss were mainly attributable to increased professional fees and to the lack of revenue in 2013.

Liquidity and Capital Resources

For the nine months ended September 30, 2013, we used $329,452 in cash flows for operating activities compared to the use of $36,378 in cash flows for the nine months ended September 30, 2012. This increase in operating cash requirements occurred for a number of reasons. The Company recorded no change in contract receivables, in billings in excess of costs, or accounts receivable-other. The Company also recorded an increase of $14,150 in prepaid expenses, a decrease of $2,163 in accounts payable, and a decrease of $27,754 in other current liabilities, all of which impacted cash used by operating activities. Financing activities generated $92,500 from the proceeds from the promissory note, and $289,113 proceeds from the sale of common stock.

On May 13, 2013, the Company entered into a 6% convertible redeemable note payable of $50,000 with a maturity date of May 14, 2015. Loan costs associated with securing the loan were capitalized and amortized over the loan period.

On September 30, 2013, the Company entered into an 8% convertible redeemable note payable of $53,000 with a maturity date of June 24, 2014. Loan costs associated with securing the loan were capitalized and will be amortized over the loan period.

Cash and cash equivalents were $54,986 as of September 30, 2013 compared to $18,553 as of December 31, 2012.

We have no material commitments for capital expenditures and know of no trends, demands, commitments, or events that will result in our liquidity changing in a material way for the foreseeable future.

Off Balance Sheet Arrangements

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013, and concluded that, as of September 30, 2013, our internal control over financial reporting was not effective.

Management’s assessment report was not subject to attestation by the Company’s independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Following are the Company’s equity transactions during the nine months ended September 30, 2013:

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

On April 5, 2013, the Company issued 1,016,803 shares of common stock at $.01 per share in cancellation of debt in the amount of $40,672.

On April 17, 2013, the Company issued 1,500,000 shares of common stock valued at $22,275 for business consulting services.

On May 6, 2013, the Company issued 1,000,000 shares of common stock valued at $15,400 for business consulting services

On May 7, 2013, the Company issued 52,000,000 shares of common stock valued at $600,600 for stock based compensation.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended September 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY EDGE TECHNOLOGIES CORPORATION

(Registrant)

By:          /s/ James Boyd

James Boyd

Chief Executive Officer, President, and Director

Date: November 14, 2013

