Form 10-K
period 2013-12-31
ENERGY EDGE TECHNOLOGIES CORP.
filed 2014-04-15
CIK 1495230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Commission File Number: 333-167853

ENERGY EDGE TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey	52-2439239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7545 Brigham Drive
Sandy Springs, Georgia	30350
(Address of principal executive offices)	(Zip Code)

(855) 243-5291

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock	OTCBB

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.00001 Par Value
(Title of each class)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer o ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,199,208.

As of April 15, 2014, there were 191,391,221 shares of the issuer’s common stock, $0.00001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

2

ENERGY EDGE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

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

PART I

ITEM 1. BUSINESS

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to:

•	“Energy Edge,” “EEDG,” “EES”, “The Gourmet Chicken Company, Inc.”, “The Gourmet Chicken Company”, “TGCC”, “we,” “us,” or “our,” “Successor” and the “Company” are references to the business of Energy Edge Technologies Corporation, a New Jersey Corporation, and its subsidiaries.
•	“Securities Act” refers to the Securities Act of 1933, as amended.
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

Energy Edge Technologies Corporation

Energy Edge Technologies Corporation was incorporated in New Jersey in January, 2004. As of fiscal year end December 31, 2013, Energy Edge Technologies Corporation is comprised of two subsidiaries: Energy Edge Solutions Inc. and The Gourmet Chicken Company, Inc.

During the fiscal year ended December 31, 2012, the Company acquired 65% of the capital stock of The Dry Fried Wing Company. On March 31, 2013, the Company acquired the remaining 35% of such stock. On April 5, 2013, the Company officially changed the name of The Dry Fried Wing Company to The Gourmet Chicken Company, Inc. At the point of the merger with The Dry Fried Wing Company in the fourth quarter of 2012, the other subsidiary Energy Edge Solutions was created to conduct the energy efficiency business of the Company. On June 6, 2013, Robert Holdsworth, Energy Edge Solutions Inc.’s President, resigned his position partially due to the decision to focus on the restaurant/food strategy. The Company’s intent is to refocus on the Energy Edge Solutions Inc. business once the Company secured several restaurant leases and completed a restaurant acquisition.

Energy Edge Solutions, Inc.

Energy Edge Solutions Inc. (“EES”) applies different proven technologies and engineering approaches to positively affect the various energy consuming loads in a facility, and we work to improve the efficiency of equipment and systems to reduce energy consumption. We combine engineering experience with the expertise of our primary manufacturers. This allows us to develop turnkey projects with energy savings, reduction in greenhouse gas emissions and return on investment for our customers. All of the approaches and technologies we employ are proven, passive, DOE, USGBC and/or IEEE approved and recommended. Furthermore, many of our technologies are ENERGY STAR qualified and supplied by ENERGY STAR partners such as Phillips, GE, Telkonet and Intellidyne. All of the technologies we utilize are Underwriters Laboratory “UL” Listed, which means that they conduct the testing on electrical components and equipment, and Canada Standards Association “CSA” approved. The Canada Standards Association is similar to the Underwriters Laboratory but their testing is even more stringent and CSA approval is required by law in Canada. Many states and local utilities also offer incentives and rebates for our work and we help our customers to receive the incentives available as well as qualify them for applicable and available federal tax incentives.

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

The Gourmet Chicken Company, Inc.

The Gourmet Chicken Company, Inc. (“TGCC”) is a newly formed fast casual restaurant concept in the “Better Chicken Category”. TGCC is primarily engaged in the business of licensing, developing and operating company restaurants and franchising a system of distinctive quick-service and fast casual restaurants serving high quality food. As of December 31, 2013, the one licensed TGCC restaurant in operation in the United States was terminated to focus on the development of our company restaurant opening, franchising strategy, acquisition strategy and a more stringent licensing contract that will allow more control over the quality, service and overall cleanliness of the licensed restaurant. The revenues from our restaurant business will be primarily derived from Company restaurant revenues; franchise fees and royalties received from TGCC franchised restaurants and license fees. TGCC will also sell food, equipment and supplies to its franchisees/licensees.

Each TGCC restaurant will offer an extensive menu specializing in seasoned and vacuum marinated chicken with our proprietary seasonings and spices. Our products are fresh, never frozen. They are marinated, battered and breaded chicken products that are fried in 100% peanut oil. Our menu has rotisserie chicken, grilled or fried chicken sandwiches and breast strips all prepared to order. Our gourmet sides include Mac & Cheese topped with smoked bacon bits, Corn Maque Choux- tender kernels of sweet corn cooked with bacon, red and green bell peppers, and a hint of garlic; Creole Green Beans with smoked turkey, White Bean Soup, Honey Butter Biscuits, Jambalaya, Gumbo, Carrot Soufflé and Sweet Potato Soufflé. Our desserts include our decadent Louisiana Fudge Cake, a sinfully, decadent Blonde Brownie with semi-sweet chocolate chunks and chopped pecans, topped with House-Made Frozen Custard and chocolate fudge sauce. In addition, the restaurants will sell a variety of promotional products on a limited time basis.

TGCC strives to maintain quality and uniformity throughout all restaurants by publishing detailed specifications for food products, preparation and service, continual in-service training of employees, restaurant operational audits and field visits from TGCC supervisors. In the case of licensees, field visits will be made by TGCC personnel who review operations, including quality, service and cleanliness and make recommendations to assist in compliance with TGCC specifications.

TGCC anticipates no material shortages of food, equipment, fixtures or other products that are necessary to maintain restaurant operations and believes that sufficient alternate suppliers are available. Suppliers to TGCC system must comply with United States Department of Agriculture (“USDA”) and United States Food and Drug Administration (“FDA”) regulations governing the manufacture, packaging, storage, distribution and sale of all food and packaging products.

Trademarks and Service Marks

TGCC or its subsidiaries intend to register certain trademarks and service marks in the United States Patent and Trademark Office and in international jurisdictions. TGCC believes its registered marks are of material importance to its business. Domestic trademarks and service marks expire at various times and TGCC generally intends to renew trademarks and service marks that are scheduled to expire.

Seasonality

TGCC restaurant operations are moderately seasonal. TGCC average restaurant sales will normally be higher during the summer months than during the winter months. Because the business is moderately seasonal, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Competition

Each TGCC restaurant will be in competition with other food service operations within the same geographical area. The quick-service/fast casual restaurant segment is highly competitive and includes well-established competitors. TGCC will compete with other restaurant companies and food outlets, primarily through the quality, variety, convenience, price, and value perception of food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development by TGCC and its competitors are also important factors. The price charged for each menu item may vary from market to market (and within markets) depending on competitive pricing and the local cost structure. TGCC also competes within the food service industry and the quick service/fast casual restaurant sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees/licensees.

TGCC competitive position is differentiated by a focus on quality, its use of fresh, never frozen chicken and beef in the United States, its unique and diverse menu, its promotional products, its choice of condiments and the atmosphere and décor of its restaurants.

Many of the leading restaurant chains continue to focus on new unit development as one strategy to increase market share through increased consumer awareness and convenience. This results in increased competition for available development sites and higher development costs for those sites. Competitors also employ marketing strategies such as frequent use of price discounting, frequent promotions and heavy advertising expenditures. Continued price discounting including the use of coupons, in the quick service/fast casual restaurant industry and the emphasis on value menus could impact TGCC.

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

Quality Assurance

TGCC’s quality assurance program is designed to verify that the food products supplied to our restaurants are processed in a safe, sanitary environment and in compliance with our food safety and quality standards. TGCC has the right to terminate franchise and license agreements if franchisees/licensees fail to comply with quality standards.

Growth Strategy

As of December 31, 2013, TGCC was in final negotiations to secure three restaurant locations. It is anticipated that the first lease will be executed in the first or second quarter of 2014 and it is anticipated we will close on our first acquisition in the 3rd quarter of 2014.

TGCC currently has plans to develop three prototype restaurants in locations selected based on specific demographic data.

TGCC plans to seed the market with Company units utilizing a “build and flip” strategy, selling the Company units to franchisees with additional development requirements while recouping the Company’s initial investments plus turnkey fees.

EES will be looking for additional revenue streams in 2014 such as energy efficiency consulting for new building design and potential acquisition targets to expand the size, revenue and profitability of the company.

ITEM 1A. RISK FACTORS

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties. See “Forward-Looking Statements,” above. Factors that could cause or contribute to such differences include those discussed below. In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

(1) While we have had sustainable revenues in the past, there is no assurance our future operations will result in such revenues. Our revenues depend on continual new business development.

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

For the near future, we are dependent on the continued availability of outside financing in order to continue the growth of our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, investors in the Company could lose their entire investment.

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

Our growth plan is based upon Management’s projections of estimated available cash flow, expenses, revenue, revenue over profit, earnings before interest, taxes and depreciation, sales cycle time and other measures of projected economic performance. These projections are made in Management’s view of what may happen in the future, and are not based upon historical projections.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not own any real property. The Company’s office and place of business is located at 7545 Brigham Drive, Sandy Springs, Georgia 30350.

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

Fiscal Year Ending December 31, 2013
Quarter Ended	High ($)	Low ($)
December 31, 2013	0.129	0.0055
September 30, 2013	0.0168	0.007
June 30, 2013	0.037	0.0079
March 31, 2013	0.128	0.0235

Fiscal Year Ending December 31, 2012
Quarter Ended	High ($)	Low ($)
December 31, 2012	0.1	0.0154
September 30, 2012	0.145	0.0241
June 30, 2012	0.19	0.0012
March 31, 2012	0.016	0.003

The Company’s common stock is subject to Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule. This rule imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system. The Penny Stock Rules requires a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

On December 31, 2013, the shareholders’ list of our common shares showed 34 registered shareholders and 190,873,829 shares outstanding.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During our fiscal year ended December 31, 2013, we did not purchase any of our shares of common stock or other securities.

ITEM 6. SELECTED FINANCIAL DATA

The following financial data is derived from, and should be read in conjunction with, the “Financial Statements” and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31,	December 31,
	2013	2012
STATEMENT OF OPERATIONS DATA
Revenues	$2,040	$452,304
Cost of revenues	2,471	423,717
Gross profit	(431)	28,587
Selling, general & administrative expenses	1,659,606	811,439
Operating loss	(1,660,037)	(782,852)
Other expense – net	105,744	1,274

Loss before income taxes and non-controlling interests	(1,765,781)	(784,126)
Income tax provision (benefit)	—	—
Less: loss attributable to non-controlling interests	56,115	41,155

Net loss attributable to ENERGY EDGE TECHNOLOGIES Corporation stockholders	$(1,709,666)	$(742,971)

LOSS PER SHARE
Net loss attributable to ENERGY EDGE TECHNOLOGIES Corporation stockholders
Loss per common share: Basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding: basic and diluted	145,208,424	88,868,255

BALANCE SHEET DATA	2013	2012
Cash and cash equivalents	$45,164	$18,553
Accounts receivable	$—	$348
Working capital deficit	$(525,710)	$(180,517)
Total assets	$317,567	$324,388
Total liabilities	$890,521	$499,860
Equity	$(572,954)	$(175,472)

OTHER DATA	2013	2012
Cash flow provided by (used in)
Operating activities	$(378,291)	$(130,248)
Investing activities	(4,194)	$—
Financing activities	409,095	$145,558
Depreciation and amortization	$38,111	$1,717

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Our goal over the next twelve months is to direct maximum marketing efforts to develop greater markets and demand for our professional services and products.

We intend to focus on the following activities specific to EES:

•	Recruit and retain more employees, focusing on increasing our experienced sales team and strategic alliances.
•	Increase marketing initiatives that will further promote the business and its services.
•	Continue national expansion, becoming the premier service provider for full facility overhaul in the energy services industry.

•	Engage in mergers and acquisitions to grow the company

We intend to focus on the following activities specific to TGCC:

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

b. trade area profiles, including customer demographics, day-part occasions, concept density

c. emerging trade areas and developments

d. consumer foodservice DMA spending levels (comparative analysis)

e. local labor costs, unemployment levels and skill pools

•	Seed the market with Company units utilizing a “build and flip” strategy, selling the Company units to franchisees with additional development requirements while recouping the Company’s initial investments plus turnkey fees.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
CONTRACT REVENUES	$2,040	$452,304
CONTRACT COSTS	2,471	423,717
GROSS PROFIT	(431)	28,587

OPERATING EXPENSES
Compensation	1,078,255	26,089
Consulting services	298,393	449,826
Professional fees	74,253	45,791
Director fees	2,400	—
General & administrative expenses	206,305	289,733
TOTAL OPERATING EXPENSES	1,659,606	811,439

LOSS FROM OPERATIONS	(1,660,037)	(782,852)

OTHER EXPENSE

Interest expense	(35,527)	—
Other expense	—	(1,274)

Change in fair value of derivative liability	(70,217)	—
TOTAL OTHER EXPENSE	(105,744)	(1,274)

LOSS FROM OPERATIONS BEFORE NON-CONTROLLING INTERESTS	(1,765,781)	(784,126)
LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	56,155	41,155

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,709,666)	(742,971)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,709,666)	$(742,971)

LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	145,208,424	88,868,255

DIVIDENDS PER COMMON SHARE	$0.00	$0.00

Revenues:

Contract revenues for the twelve months ended December 31, 2013 was $2,040 compared to $452,304 for the twelve months ended December 31, 2012. The decline in sales revenue of $450,265 was mainly attributable to the comparable sales between periods and the delay of significant projects expected to close during 2013.

Contract Costs and Gross Profit:

Contract costs decreased from $423,717 for the twelve months ended December 31, 2012 to $2,471 for the same period in 2013. The decrease in contract cost was mainly attributable to reduced profits and increased utilization of independent contractors on an as needed basis.

Gross profit decreased from $28,587 for the twelve months ended December 31, 2012 to a loss of $431 for the same period in 2013. Gross profit as a percentage of revenue was negative 21% for the twelve months ended December 31, 2013, compared to 6.3% for the same period in 2012. The decrease in gross profit was attributable to the increased contract costs.

Operating Expenses:

Operating expenses increased significantly from $811,439 for the twelve months ended December 31, 2012 to $1,659,606 for the same period in 2013. The increase in expenses was mainly due to higher compensation expense.

General and Administrative Expenses:

General and administrative expenses decreased from $289,733 for the twelve months ended December 31, 2012 to $206,305 for the twelve months ended December 31, 2013. The decrease was due primarily to non-recurring write off of an account receivable that was charged to bad debt expense.

Net Loss:

We recorded a net loss of 1,706,666 for the twelve months ended December 31, 2013, as compared to a net loss of $742,971 for the same period in 2012. The increase was due mainly to the increased operating and general and administrative expenses.

Liquidity and Capital Resources

For the year ended December 31, 2013, we used $378,291 in cash flow from operating activities compared to cash used of $130,248 for the year ended December 31, 2012.

The Company has outstanding debt, net of discount of $112,208 and derivative liability on convertible notes of $240,609 at December 31, 2013 as compared to zero debt as of December 31, 2012.

Cash and cash equivalents were $45,164 as of December 31, 2013 compared to $18,553 as of December 31, 2012.

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

Recently Adopted Accounting Pronouncements

Please refer to “Note 2 – Summary of Significant Accounting Policies in Part IV, Item 15” in the attached financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted in 2013 and 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the calendar year ended December 31, 2013, include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

Please refer to “Part IV, Item 15” for the Company’s audited financial statements for the years ended December 31, 2013 and 2012.

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

Internal Control over Financial Reporting.

a) Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that as of December 31, 2013, the Company’s internal control over financial reporting was not effective and that the remediation plan set forth for this material weakness was still in process.

The matters involving internal controls that the Company’s management considered to be material weaknesses under COSO were: (1) insufficient written policies and procedures for accounting and financial reporting and (2) ineffective controls over period end financial disclosure and reporting processes.  Management believes that the material weakness set forth above did not have an effect on the Company’s financial results reported herein. We are committed to improving our financial organization. Management believes that by preparing and implementing sufficient written policies and checklists will remedy the material weaknesses identified above.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

b) Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

Name	Age	Position
James E. Boyd, Jr.	58	President and Chief Executive Officer and Director
Benjamin Chavis	66	Director

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

James Boyd, President and CEO, age 58.  James E. Boyd, Jr. is a seasoned leader with extensive and diverse experience in enterprise strategic planning, leadership development, concept reengineering, restructuring alternatives, operations, franchise development, marketing strategy & tactics, acquisitions, “Buy-side” financial & operational due diligence, and systems implementation. He is recognized in the industry for his innovative approaches, financial and organizational results, the ability to build sustainable talent, and a commitment to impacting his industry and community.

In August 2007, James entered into an exclusive alliance with Goldman Sachs UIG/Merchant Banking Group to identify, perform due diligence and assist in negotiating terms for the purchase of food service companies.

James was previously:

•	Backyard Burgers – Chief Executive Officer
•	President of Quizno’s Canada (600 units)
•	Quizno’s Vice President of Area Director Development, United States (2000 units)
•	Kmart, SVP, Restaurant Operations/U.S. , Puerto Rico and Guam (1700 units)
•	Popeye’s Franchisee, Atlanta, Georgia
•	Popeye’s Corporate – Chief Operating Officer, U.S.
•	Popeye’s Corporate – Vice President of Company & Franchise Operations (1400)
•	Popeye’s Corporate – Vice President of Franchise Operations (1200 units)
•	Brand Project Leader for Popeye’s Reengineering Project/Redesigned all Brand support functions. James has “hands-on” experience at designing and structuring organizations to improve quality, create powerful long-range strategies, tighten operations, and inspire team performance.
•	Developer of Popeye’s Business Support Center and Training Center
•	Popeye’s Corporate – Regional Director of Franchise Operations (All restaurants west of the Mississippi, 640 restaurants)
•	Popeye’s/AFC Corporate – Regional Director South Central Region, Alabama to Southern California. Responsible for Popeye’s and Church’s restaurants.
•	Popeye’s Corporate – Franchise District Consultant, Texas, Louisiana, Mississippi

James has hands-on experience and a successful track record of effectively implementing new strategic initiatives while balancing immediate financial results, with long term goals to deliver superior shareholder value.

Dr. Benjamin F. Chavis, Jr, age 66, Director, Dr. Benjamin F. Chavis Jr., educator, civil rights leader, author, entrepreneur and global business leader is the President of Education Online Services Corporation (EOServe Corp.), the world’s leading provider of online higher education for Historically Black Colleges and Universities (HBCUs) across America, as well as other academic institutions of higher learning throughout the world.  Dr. Chavis is also the President, CEO and Co-Founder with Russell Simmons, of the Hip-Hop Summit Action Network (HSAN), the world’s largest coalition of hip-hop artists and recording industry executives.  In addition, Dr. Chavis is a Co-founder, Senior Advisor and former President of the Diamond Empowerment Fund (DEF) that supports higher education academic scholarship programs in Africa.  Dr. Chavis writes a syndicated column for the National Newspaper Publishers Association (NNPA) that reaches 20 million readers weekly throughout the United States and the Caribbean.  Today, Dr. Chavis is also Chairman of Energy Edge Technologies Corporation (EEDG).

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

Dr. Chavis has authored books and other publications including:  An American Political Prisoner Appeals for Human Rights, Psalms from Prison, Toxic Waste and Race in the United States of America:  A National Report on the Racial and Socioeconomic Characteristics of Communities with Hazardous Waste Sites, Report of Fact Finding Mission of African American Church and Community Leaders to the Republic of Angola, Pastoral Letter on Contemporary Racism and the Role of the Church, and The National Agenda: Public Policy Issues, Analyses, And Programmatic Plans of Action (2000-2008).

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

Nomination Process

As of December 31, 2013, the Company did not affect any material changes to the procedures by which shareholders may recommend nominees to the board of directors. The board does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the early stages of the Company’s development, a specific nominating policy would be premature and of little assistance until the Company’s operations develop to a more advanced level. The board does not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2012 and December 31, 2013:

Compensation Table for Executives

Name & Principal Position	Year	Salary ($)	Total ($)

Joseph Ragosta, CEO (resigned)	2012	$6,850	$6,850

James E. Boyd, Jr., CEO	2012	—	—
	2013	$183,333	$183,333

Employment Agreements

The Company has a formal employment agreement with CEO, James E. Boyd, Jr.

Equity Compensation Plan Information and Stock Options

The Company does not currently have any equity compensation plans or any outstanding stock options.

Compensation of Directors

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named Director for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2011, 2012, and December 31, 2013:

Compensation Table for Directors

Name & Principal Position	Year	Salary ($)	Total ($)

Robert Holdsworth	2012	$20,000	$20,000
	2013	$—	$—

Joseph Ragosta	2012	$—	$—
	2013	$—	$—

James E. Boyd, Jr.	2012	$—	$—
	2013	$—	$—

Benjamin Chavis	2012	$—	$—
	2013	$—	$400

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

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
James E. Boyd, Jr.		$—	$—				$—
Benjamin Chavis		$—	$—				$—

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of December 31, 2012, for:

•	each of our executive officers and directors;
•	all of our executive officers and directors as a group; and
•	any other beneficial owner of more than 5% of our outstanding Common Stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class Based on Current Number of Shares Outstanding
Common Stock	James E. Boyd, Jr. 7545 Brigham Drive Dunwoody, GA 30350	72,000,000	37.927%
Common Stock	Benjamin Chavis 48 Union Street Montclair, NJ 07042	13,000,000	6.847%

(1)	Based on 190,873,829 shares as of December 31, 2013.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The shares of the Company’s common stock held by Messrs. Boyd and Chavis were acquired through a vote by the EEDG Board of Directors.

Corporate Governance

We currently act with two directors consisting of James E. Boyd, Jr. and Benjamin Chavis.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents a summary of fees billed to the Company from its principal independent accountants for professional services rendered for the years ended December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012
Audit fee	$20,500	$26,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
TOTAL	$20,500	$26,000

Audit Fees

Audit fees expensed for GBH CPAs, PC and Silberstein Ungar, PLLC, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K for the years ended December 31, 2013 and 2012 and the quarterly 10-Q reviews during those years, was $20,500 and $26,000, respectively. The Company retained GBH CPAs, PC to review 10-Q during 2013 and the annual report Form 10-K for the year ended December 31, 2013.

Audit Related Fees

For the years ended December 31, 2013 and 2012, the aggregate fees expenses for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was$0 and $0, respectively.

Tax Fees

For the years ended December 31, 2013 and 2012, the aggregate fees expensed for tax fees was $0 and $0, respectively.

All Other Fees

For the years ended December 31, 2013 and 2012, all other fees were $0 and $0, respectively.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board of directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ENERGY EDGE TECHNOLOGIES CORPORATION

TABLE OF CONTENTS

AS OF AND FOR THE YEARS DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Energy Edge Technologies Corporation
Sandy Springs, GA

We have audited the accompanying consolidated balance sheet of Energy Edge Technologies Corporation (the “Company”) as of December 31, 2013 and the related consolidated statements of operations, deficit, and cash flows for the year then ended. Energy Edge Technologies Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Edge Technologies Corporation as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Energy Edge Technologies Corporation will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Energy Edge Technologies Corporation has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 15, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Energy Edge Technologies Corporation

Boca Raton, Florida

We have audited the accompanying balance sheet of Energy Edge Technologies Corporation (the “Company”) as of December 31, 2012, and the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Edge Technologies Corporation as of December 31, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has limited working capital, and has incurred a significant loss from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 14, 2013

ENERGY EDGE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

ASSETS	2013	2012
Current Assets
Cash and cash equivalents	$45,164	$18,553
Accounts receivable, net	—	348
Prepaid expenses	254,983	300,442
Total Current Assets	300,147	319,343

Property and equipment, net	3,329	5,045
Other assets	14,091	—

TOTAL ASSETS	$317,567	$324,388

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	$172,581	$343,334
Accrued expenses and other current liabilities	115,290	125,830
Common stock payable	7,400	—
Due to related parties	354,641	30,696
Convertible note payable, net of discount of $77,833 and $0, respectively	17,667	—
Derivative liability	158,278	—
Total Current Liabilities	825,857	499,860

Convertible note payable, net of discount of $34,375 and $0, respectively	7,225	—
Derivative liability, net of current portion	57,439	—
Total Liabilities	890,521	499,860

Deficit
Common stock, $0.00001 par value, 250,000,000 shares authorized, 190,873,829 and 78,167,822 shares issued and outstanding, respectively	1,910	782
Additional paid-in capital	3,983,530	2,616,359
Subscription receivable	(1,000)	(1,000)
Treasury stock	(5,000)	(5,000)
Accumulated deficit	(4,456,314)	(2,746,648)
Total Energy Edge Deficit	(476,874)	(135,507)
Non-controlling interests	(96,080)	(39,965)
Total Deficit	(572,954)	(175,472)

TOTAL LIABILITIES AND DEFICIT	$317,567	$324,388

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

CONTRACT REVENUES	$2,040	$452,304
CONTRACT COSTS	2,471	423,717

GROSS PROFIT (LOSS)	(431)	28,587

OPERATING EXPENSES
Compensation	1,078,255	26,089
Consulting services	298,393	449,826
Professional fees	74,253	45,791
Director fees	2,400	—
General & administrative expenses	206,305	289,733
TOTAL OPERATING EXPENSES	1,659,606	811,439

LOSS FROM OPERATIONS	(1,660,037)	(782,852)

OTHER EXPENSE
Interest expense	(35,527)	—
Other expense	—	(1,274)
Change in fair value of derivative liability	(70,217)	—
TOTAL OTHER EXPENSE	(105,744)	(1,274)

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTERESTS	(1,765,781)	(784,126)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	(1,765,781)	(784,126)
LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	56,115	41,155

NET LOSS ATTRIBUTABLE TO ENERGY EDGE TECHNOLOGIES CORPORATION	$(1,709,666)	$(742,971)

LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	145,208,424	88,868,255

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

STATEMENT OF DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Additional Paid in	Subscription	Treasury	Non- Controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Stock	Interests	Deficit	Deficit

Balance, December 31, 2011 as restated	81,261,205	$813	$1,828,953	$—	$—	$—	$(2,003,677)	$(173,911)
Issuance of shares for cash	10,916,667	109	122,891	—	—	—	—	123,000
Issuance of shares for services	16,000,000	160	668,215	—	—	—	—	668,375
Shares retired per merger agreement	(28,000,000)	(280)	280	—	—	—	—	—
Shares returned by consultants	(2,010,000)	(20)	(3,980)	—	—	—	—	(4,000)
Purchase of treasury stock	—	—	—	—	(5,000)	—	—	(5,000)
Acquisition of stock in subsidiaries	—	—	—	(1,000)	—	1,190	—	190
Net loss for the year ended December 31, 2012	—	—	—	—	—	(41,155)	(742,971)	(784,126)
Balance, December 31, 2012	78,167,872	782	2,616,359	(1,000)	(5,000)	(39,965)	(2,746,648)	(175,472)
Issuance of shares for cash	18,533,334	186	288,928	—	—	—	—	289,114
Issuance of shares for services	88,200,000	882	920,493	—	—	—	—	921,375
Issuance of shares for cancellation of debts	2,972,623	30	156,780	—	—	—	—	156,810
Issuance of shares for conversion of debt	5,000,000	50	950	—	—	—	—	1,000
Shares retired	(2,000,000)	(20)	20	—	—	—	—	—
Net loss for the year ended December 31, 2013	—	—	—	—	—	(56,115)	(1,709,666)	(1,765,781)
Balance, December 31, 2013	190,873,829	$1,910	$3,983,530	$(1,000)	$(5,000)	$(96,080)	$(4,456,314)	$(569,954)

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013		2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(1,709,666)	$(742,971)
Non-controlling interests		(56,115)	(41,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		38,111	1,717
Shares issued for services		921,375	668,375
Share returned to Company by consultants		—	(4,000)
Change in fair value of derivative liability		70,217	—
Changes in operating assets and liabilities:
Accounts receivable		—	64,412
Costs and estimated earnings in excess of billings on uncompleted contracts		—	19,321
Accounts receivable - other		348	8,913
Prepaid expenses		45,459	(271,547)
Accounts payable		(21,343)	190,697
Billings in excess of costs and estimated earnings on uncompleted contracts		—	(43,399)
Accrued expenses and other current liabilities		333,323	19,389
Cash used in operating activities		(378,291)	(130,248)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of assets		(4,194)	—
Cash used in investing activities		(4,194)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in shareholder loans		(12,518)	27,558
Proceeds from issuance of debt		132,500	—
Proceeds from the sale of common stock		289,114	123,000
Purchase of treasury shares		—	(5,000)
Cash provided by financing activities		409,096	145,558

Net increase in cash and cash equivalents		26,611	15,310
Cash, beginning of the year		18,553	3,243
Cash and cash equivalents, end of the year		$45,164	$18,553

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid		$35,527	$1,274
Income taxes paid		$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock for cancellation of debt		$156,810	$—
Issuance of stock for conversion of debt		$8,400	$—
Shares retired		$20	$280
Sale of subsidiary stock for subscription receivable	$		$1,000

The accompanying notes are an integral part of these consolidated financial statements

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 1 – NATURE OF OPERATIONS

Energy Edge Technologies Corporation (“EEDG”) was incorporated in New Jersey in January, 2004. Energy Edge Technologies Corporation is comprised of two subsidiaries: Energy Edge Solutions (“EES”) and The Gourmet Chicken Company, Inc.(“TGCC”)

The Company acquired a 51% interest in Energy Edge Solutions in 2012. Energy Edge Solutions provides energy engineering and services specializing in the development and implementation of advanced turnkey projects to reduce energy losses and increase the efficiency of new and existing buildings.  The Company is comprised of professional and industrial engineers, Leadership in Energy and Environmental Design (“LEED”) Accredited Professionals, and Green Building Coalition Certifying Agents.  Energy Edge is a Clean Energy Pay for Performance Partner and a Smart Start Building Trade Ally.  EES’ custom designed projects are developed using proprietary methods and maximize energy savings by treating an entire facility based on its unique features and electricity and gas usage.

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

During 2012, the Company acquired sixty-five percent (65%) of the capital stock of The Dry Fried Wing Company. On March 31, 2013, the Company acquired the remaining thirty-five percent (35%) of such stock. On April 5, 2013 the Company officially changed the name of The Dry Fried Wing Company to The Gourmet Chicken Company, Inc.

TGCC is a newly formed combined fast casual restaurant company in the gourmet chicken segment and restaurant management company. TGCC is primarily engaged in the business of managing, licensing, operating, developing and franchising a system of distinctive quick-service and fast casual restaurants in the gourmet chicken segment.

TGCC revenues will primarily be derived from management fees, royalty fees, licensing fees and franchise fees.  TGCC will also sell food, sauces, mixes and other supplies to its franchisees/licensees.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The consolidated financial statements are expressed in U.S. dollars.

Principles of consolidation

The consolidated statements include the accounts of the Company and its two subsidiaries TGCC and EES. All inter-company transactions and balances were eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expense during the period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of December 31, 2013 and 2012, the Company has no cash equivalents.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. Accounts receivable represents receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on historical experience and other currently available information. When a specific account is deemed uncollectible, the account is written off against the allowance. As of December 31, 2013 and 2012, the allowance for doubtful accounts was $0 and $0, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method for financial reporting purposes.

Expenditures for normal repairs and maintenance are charged to expense as incurred. Significant renewals and improvements are capitalized. The costs and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts, and any resulting gain or loss is recognized in the year of disposal.

Derivatives

All derivatives are recorded at fair value on the balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•	Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the Company recognizes future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Company’s net operating losses carryforwards are subject to Section 382 limitation.

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

Stock-Based Compensation

The cost of employee services received in exchange for stock is measured based on the grant-date fair value (with limited exceptions). That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value of immediately vested shares is determined by reference to quoted prices for similar shares, and the fair value of shares issued subject to a service period is estimated using an option-pricing model. Excess tax benefits, for which no valuation allowance is required, are recognized as additions to paid-in-capital.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

The Company also makes stock awards to non-employees for goods and services acquired by the Company. These awards are generally recorded at the market price of the shares issued on the date the shares are issued.

Loss per common share

Basic loss per common share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at December 31, 2013 and 2012.

Subsequent Events

The Company’s management reviewed all material events from December 31, 2013 through the issuance date of this report for disclosure consideration.

Recent Accounting Pronouncements

Energy Edge does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flows.

NOTE 3 –GOING CONCERN

The Company has limited working capital, had a working capital deficit at December 31, 2013 and has suffered significant losses from operations. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 –PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Prepaid project expenses	$29,950	$29,950
Prepaid consulting expense	225,033	270,492
Total prepaid expenses	$254,983	$300,442

Prepaid Project Expenses

Prepaid project expenses consist of monies expended for project equipment for a project temporarily put on hold.

Prepaid Consulting Expenses

The Company has retained a number of consultants. These consultants are paid in cash and/or issuance of Company stock. Consultants were issued 2,500,000 shares and 16,000,000 shares of common stock valued at $37,676 and $668,375 during the years ended December 31, 2013 and 2012, respectively. The consulting fees are being amortized over the terms of the contracts.

NOTE 5 – PROPERTY AND EQUIPMENT

The office equipment presently owned by the Company is being depreciated over an estimated useful life of five years. Depreciation expense for years ended December 31, 2013 and 2012 was $1,716 and $1,717, respectively.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 6 – RELATED PARTY TRANSACTIONS

Related party payables and loans totaling $354,641 and $30,696 at December 31, 2013 and 2012, respectively, are owed to various related parties of the Company for compensation and reimbursement of expenses incurred on behalf of the Company.

Related party loans are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 7 – CONVERTIBLE NOTE PAYABLE AND DERIVATIVE LIABILITY

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

During 2013, the Creditor elected to convert $8,400 of the outstanding balance into 6,369,314 shares of the Company’s common stock, of which 5,000,000 shares were issued as of December 31, 2013, and the remaining shares were accrued as a common stock payable of $7,400.

On December 31, 2013, the Company re-measured the derivative liability using the input attributes below and determined the derivative liability value to be $57,439. Change in FV of derivative of $4,091 was recorded as of December 31, 2013 and included in the statement of operations in order to adjust the derivative liability to the re-measured value.

	May 13, 2013	December 31, 2013
Stock price	$.0099	$.0077
Exercise price	$.009044	$.005530
Shares issuable upon conversion	5,528,527	7,522,604
Expected dividend yield	0.00%	0.00%
Expected life (years)	2.00	1.37
Risk-free interest rate	0.24%	0.38%
Expected volatility	313.50%	441.00%

A debt discount of $50,000 related to the embedded conversion option was recorded at date of note issuance, and is being expensed over the life of the loan. For the year ended December 31, 2013, amortization of $15,625 has been recorded, resulting in a remaining unamortized discount of $34,375 at December 31, 2013.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

On December 31, 2013, the Company re-measured the derivative liability using the input attributes below and determined the derivative liability value to be $85,816. Change in fair value of derivative of $3,114 was recorded as of December 31, 2013 and included in the statement of operations in order to adjust the derivative liability to the re-measured value.

	September 30, 2013	December 31, 2013
Stock price	$.0124	$.0077
Exercise price	$.007057	$.004331
Shares issuable upon conversion	7,510,628	12,237,754
Expected dividend yield	0.00%	0.00%
Expected life (years)	0.75	0.50
Risk-free interest rate	0.07%	0.10%
Expected volatility	434.42%	441.00%

A debt discount of $53,000 related to the embedded conversion option was recorded at date of note issuance, and is being expensed over the life of the loan. For the year ended December 31, 2013, amortization of $17,667 has been recorded, resulting in a remaining unamortized discount of $35,333 at December 31, 2013.

On December 31, 2013, the Company issued a convertible promissory note to a third party, with a principal amount of $42,500. This note is due and payable in full on October 3, 2014, and bears interest at 8% per annum. At any time beginning on the date that is 180 days after the note date and until the maturity date, the creditor has the option of converting all or any portion of the unpaid balance of the note into shares of common stock at a conversion price equal to fifty eight percent of the average of the three lowest closing bid price of the common stock for any of the ten trading days prior to the conversion date.

The Company evaluated the term of the note and concluded that since the conversion price was not fixed, and the number of share of the Company’s common stock that are issuable upon the conversion of the convertible promissory note is indeterminable until such time as the Creditor elects to convert to common stock, the Company concluded that the embedded conversion option created a derivative liability. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $72,462 as of December 31, 2013.

December 31, 2013
Stock price	$.0077
Exercise price	$.004331
Shares issuable upon conversion	9,813,293
Expected dividend yield	0.00%
Expected life (years)	0.76
Risk-free interest rate	0.10%
Expected volatility	441.00%

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

A debt discount of $42,500 related to the embedded conversion option was recorded at date of note issuance, and is being expensed over the life of the loan. For the year ended December 31, 2013, amortization of $0 has been recorded, resulting in a remaining unamortized discount of $42,500 at December 31, 2013.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real property as of December 31, 2013 and 2012. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 9 – INCOME TAXES

For the years ended December 31, 2013 and 2012, the Company has incurred a net loss and, therefore, has no tax liability.

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $4,446,580 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$1,511,837	$940,600
Less: valuation allowance	(1,511,837)	(940,600)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $4,446,580 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 10 – EQUITY TRANSACTIONS

During the year ended December 31, 2013, the Company:

-	sold 18,533,334 shares of common stock for cash of $289,114;
-	issued 88,200,000 shares of common stock for services with a fair value of $921,375;
-	issued 2,972,623 shares of common stock for settlement of payables of $156,810;
-	retired 2,000,000 shares of common stock;
-	issued 5,000,000 shares of common stock for conversion of debt of $1,000.

Following are the Company’s capital stock transactions for the year ended December 31, 2012:

-	On January 23, 2012, the Company issued 1,500,000 shares of stock valued at $15,000 for business consulting services.
-	On May 3, 2012, the Company issued 2,500,000 shares of stock valued at $39,375 for legal services.
-	On May 7, 2012, the Company issued 3,000,000 shares of stock valued at $105,000 for business consulting services.
-	On May 14, 2012, the Company issued 2,000,000 shares of stock valued at $52,500 for business consulting services.
-	On May 17, 2012, the Company sold 1,000,000 shares of common stock at $.01 per share under a private placement to an unrelated third party for total proceeds of $10,000.
-	On May 25, 2012, 10,000 shares of stock issued for consulting services in 2011 were returned to the Company.
-	On June 5, 2012, the Company sold 500,000 shares of common stock at $.01 per share under a private placement to an unrelated third party for total proceeds of $5,000.
-	On June 6, 2012, the Company sold 1,666,667 shares of common stock at $.0075 per share under a private placement to an unrelated third party for total proceeds of $12,500.
-	On June 6, 2012, the Company issued 500,000 shares of stock valued at $50,000 for business consulting services.
-	On June 6, 2012, the Company sold 2,000,000 shares of common stock at $.015 per share under a private placement to an unrelated third party for total proceeds of $30,000.
-	On June 17, 2012, the Company issued 200,000 shares of stock valued at $9,000 for business consulting services.
-	On July 20, 2012, the Company issued 500,000 shares of stock valued at $65,000 for business consulting services.
-	On August 8, 2012, the Company issued 500,000 shares of stock valued at $50,000 for business consulting services.
-	On August 9, 2012, the Company issued 1,000,000 shares of stock valued at $90,000 for business consulting services.
-	On August 14, 2012, the Company issued 1,000,000 shares of stock valued at $67,500 for legal services.
-	On August 28, 2012, 2,000,000 shares of stock issued for consulting services in 2011 were returned to the Company.
-	On October 26, 2012, the Company sold 750,000 shares of common stock at $.0073 per share under a private placement to an unrelated third party for total proceeds of $5,500.
-	On November 21, 2012, 28,000,000 shares of stock previously held by former officers of the Company were surrendered.
-	On November 29, 2012, the Company sold 1,500,000 shares of common stock at $.0167 per share under a private placement to an unrelated third party for total proceeds of $25,000.
-	On November 29, 2012, the Company issued 2,000,000 shares of stock valued at $80,000 for business consulting services.
-	On December 10, 2012, the Company issued 300,000 shares of stock valued at $15,000 for business consulting services.
-	On December 12, 2012, the Company issued 1,000,000 shares of stock valued at $30,000 for business consulting services.
-	On December 21, 2012, the Company sold 2,000,000 shares of common stock at $.005 per share under a private placement to an unrelated third party for total proceeds of $10,000.
-	On December 27, 2012, the Company sold 1,500,000 shares of common stock at $.0167 per share under a private placement to an unrelated third party for total proceeds of $25,000.

As of December 31, 2013 and 2012, the Company had no stock warrants or stock options outstanding.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 11– BUSINESS SEGMENTS

The Company is made up of three entities in which Energy Edge Technologies Corporation is the Parent Entity. The Company owned a sixty-five percent interest in The Gourmet Chicken Company during the first quarter, but acquired the remaining thirty-five percent of the stock of The Gourmet Chicken Company as of March 31, 2013. Fifty-one percent of the outstanding stock of Energy Edge Solutions, Inc. is owned by the Company. Energy Edge Solutions, Inc. had no operating activity during the current year.

The balance sheet as of December 31, 2013 and 2012 and the statement of operations information for the years ended December 31, 2013 and 2012 of each entity is presented in US Dollars as follows:

	As of December 31, 2013				As of December 31, 2012
	EEDG	TGCC	EES	Total	EEDG	TGCC	EES	Total
Current Assets	$300,147	$—	$—	$300,147	$295,442	$23,984	$(84)	$319,342
Fixed Assets	3,329	—	—	3,329	5,046	—	—	5,046
Other Assets	9,897	4,194	—	14,091	—	—	—	—
Total Assets	$313,373	$4,194	$—	$317,567	$300,488	$23,984	$(84)	$324,388

Current Liabilities	$824,143	$1,600	$114	$825,857	$449,652	$50,094	$114	$499,860
Long Term Liabilities	64,664	—	—	64,664	—	—	—	—
Intercompany	(379,770)	379,675	95	—	(89,710)	89,200	510	—
Stockholders’ Equity	(195,664)	(377,081)	(209)	(572,954)	(59,455)	(115,310)	(708)	(175,472)
Total Liabilities and Stockholder’s Equity	$313,373	$4,194	$—	$317,567	$300,487	$23,984	$(84)	$324,388

	For the Year Ended December 31, 2013				For the Year Ended December 31, 2012
	EEDG	TGCC	EES	Total	EEDG	TGCC	EES	Total
Revenues	$2,040	$—	$—	$2,040	$451,956	$348	$—	$452,304
Costs of Revenues	(2,471)	—	—	(2,471)	(423,718)	—	—	(423,718)
Gross Profit (Loss)	(431)	—	—	(431)	28,238	348	—	28,586
Operating Expenses	(1,397,824)	(261,771)	(11)	(1,659,606)	(682,237)	(117,658)	(198)	(800,093)
Other Expenses	(105,744)	—	—	(105,744)	(12,619)	—	—	(12,619)
Net Loss before Non-controlling Interest	(1,503,999)	(261,771)	(11)	(1,765,781)	(666,618)	(117,310)	(198)	(784,126)
Non-controlling Interest	56,115	—	—	56,115			—	—
Net Loss	$(1,447,884)	$(261,771)	$(11)	$(1,709,666)	$(666,618)	$(117,310)	$(198)	$(784,126)

NOTE 12–SUBSEQUENT EVENTS

During 2014, one of the Company’s creditors elected to convert $15,224 of the outstanding balance into 23,917,392 shares of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY EDGE TECHNOLOGIES CORPORATION

(Registrant)

By:	/s/ James Boyd
James Boyd
Chief Executive Officer, President, and Director

Date: April 15, 2014

26