Form 10-Q
period 2014-03-31
ENERGY EDGE TECHNOLOGIES CORP.
filed 2014-05-20
CIK 1495230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The number of shares of Common Stock, $0.00001 par value, outstanding on May 20, 2014 was 240,473,364.

ENERGY EDGE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

PART 1, FINANCIAL STATEMENTS

ENERGY EDGE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

(Unaudited)

ASSETS	March 31, 2014	December 31, 2013
Current Assets
Cash and cash equivalents	$35,236	$45,164
Prepaid expenses	217,249	254,983
Total Current Assets	252,485	300,147

Property and equipment – net	2,900	3,329
Other assets	30,544	14,091

TOTAL ASSETS	$285,929	$317,567

LIABILITIES AND DEFICIT
Liabilities
Current Liabilities
Accounts payable	$145,590	$172,581
Accrued expenses and other current liabilities	179,169	115,290
Common stock payable	386,340	7,400
Due to related parties	345,576	354,641
Convertible note payable, net of discount of $45,999 and $77,833, respectively	49,501	17,667
Derivative liabilities	141,948	158,278
Total Current Liabilities	1,248,124	825,857

Long-Term Liabilities
Convertible note payable, net of discounts of $78,292 and $34,375, respectively	11,723	7,225
Derivative liabilities, net of current portion	123,785	57,439
Total Long-Term Liabilities	135,508	64,664
Total Liabilities	1,383,632	890,521

Deficit
Common stock, $.00001 par value, 250,000,000 shares authorized, 173,791,221 and 190,873,829 shares issued and outstanding,respectively	1,734	1,910
Treasury stock, at cost	(5,000)	(5,000)
Additional paid in capital	3,661,649	3,983,530
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(4,659,011)	(4,456,314)
Total Energy Edge Deficit	(1,001,623)	(476,874)
Non-controlling interests	(96,080)	(96,080)
Total Deficit	(1,097,703)	(572,954)

TOTAL LIABILITIES AND DEFICIT	$285,929	$317,567

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

	Three months ended March 31,
	2014	2013

REVENUES	$—	$2,240

COST OF REVENUES	—	2,521

GROSS PROFIT	—	(281)

OPERATING EXPENSES
Compensation	58,663	17,166
Consulting services	44,071	100,919
Professional fees	27,950	19,534
Director fees	—	2,000
General & administrative expenses	31,395	119,375
TOTAL OPERATING EXPENSES	162,079	258,994

LOSS FROM OPERATIONS	(162,079)	(259,275)

OTHER INCOME (EXPENSE)
Interest expense	(44,352)	(950)
Change in fair value of derivative liabilities	3,734	—
TOTAL OTHER EXPENSE	(40,618)	(950)

NET LOSS	(202,697)	(260,225)

LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	—	50,408

NET LOSS ATTRIBUTABLE TO ENERGY EDGE TECHNOLOGIES CORPORATION SHAREHOLDERS	$(202,697)	$(209,817)

NET LOSS PER COMMON SHARE:BASIC AND DILUTED	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:BASIC AND DILUTED	194,861,897	94,364,613

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Unaudited)

	Common Stock		Additional Paid in	Subscription	Treasury	Non-Controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Stock	Interests	Deficit	Deficit
Balance, December 31, 2013	190,873,829	$1,910	$3,983,530	$(1,000)	$(5,000)	$(96,080)	$(4,456,314)	$(572,954)

Issuance of shares for services	3,000,000	30	29,970	—	—	—	—	30,000
Issuance of shares for cancellation of debts	1,400,000	14	21,544	—	—	—	—	21,558
Shares retired	(32,800,000)	(328)	(378,840)	—	—	—	—	(379,168)
Issuance of shares for conversion of debt	11,317,392	113	5,445	—	—	—	—	5,558
Net loss	—	—	—	—	—		(202,697)	(202,697)

Balance March 31, 2014	173,791,221	$1,739	$3,661,649	$(1,000)	$(5,000)	$(96,080)	$(4,659,011)	(1,086,812)

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(202,697)	$(260,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	30,000	81,000
Change in fair value of derivative liability	(3,734)	—
Depreciation and amortization	44,893	429
Changes in operating assets and liabilities:
Prepaid expenses	37,734	5,209
Accounts payable	(5,438)	(61,402)
Accrued expenses and other current liabilities	54,814	(28,593)
Cash flows used in operating activities	(44,428)	(263,582)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for lease deposit	(8,000)	(3,566)
Cash flows used in investing activities	(8,000)	(3,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party advances	—	(15,781)
Proceeds from issuance of debt	42,500	—
Proceeds from the sale of common stock	—	289,113
Cash flows provided by financing activities	42,500	273,332

Net increase (decrease) in cash and cash equivalents	(9,928)	6,184
Cash and cash equivalents, beginning of the period	45,164	18,553
Cash and cash equivalents, end of the period	$35,236	$24,737

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$950
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in payment of accounts payable	$21,558	$116,134
Retirement of common stock	$379,168	$—
Conversion of debt to common stock	$5,558	$—
Acquisition of non-controlling interest	$—	$91,466

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Energy Edge Technologies Corporation (the “Company” or “EEDG”) was incorporated in New Jersey in January 2004. Energy Edge Technologies Corporation is comprised of two subsidiaries: Energy Edge Solutions (“EES”) and The Gourmet Chicken Company, Inc. (“TGCC”).

The Company acquired a 51% interest in EES in 2012. EES provides energy engineering and services specializing in the development and implementation of advanced turnkey projects to reduce energy losses and increase the efficiency of new and existing buildings.  The Company is comprised of professional and industrial engineers, Leadership in Energy and Environmental Design (“LEED”) Accredited Professionals, and Green Building Coalition Certifying Agents.  EES is a Clean Energy Pay for Performance Partner and a Smart Start Building Trade Ally.  EES’ custom designed projects are developed using proprietary methods and maximize energy savings by treating an entire facility based on its unique features and electricity and gas usage.

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

TGCC is a newly formed combined fast casual restaurant company in the chicken wing segment and restaurant management company. TGCC is primarily engaged in the business of managing, licensing, operating, developing and franchising a system of distinctive quick-service and fast casual restaurants in the chicken wing segment.

TGCC revenues will primarily be derived from management fees, royalty fees, licensing fees and franchise fees.  TGCC will also sell food, sauces, mixes and other supplies to its franchisees/licensees.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the necessary of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flows.

NOTE 3 –GOING CONCERN

The Company has limited working capital and has suffered significant losses from operations. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 4 –PREPAID EXPENSES

Prepaid expenses consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Prepaid project expenses	$29,950	$29,950
Prepaid consulting expense	187,299	225,033
Total prepaid expenses	$217,249	$254,983

Prepaid Project Expenses

Prepaid project expenses consist of monies expended for project equipment for a project temporarily put on hold.

Prepaid Consulting

The Company has retained a number of consultants. These consultants are paid in cash and/or issuance of Company stock. Consultants were issued 3,000,000 shares of stock valued at $30,000 for the three months ended March 31, 2014. The consulting fees are being amortized over the terms of the contracts.

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party payables and loans totaling $345,576 and $354,641 at March 31, 2014 and December 31, 2013, respectively, are owed to various related parties of the Company for reimbursement of expenses incurred on behalf of the Company.

Related party loans are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 6 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

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

During the three months ended March 31, 2014, the Creditor elected to convert $5,335 of the outstanding balance into 2,530,612 shares of the Company’s common stock. As of December 31, 2013, the Creditor elected to convert $8,400 of the outstanding balance into 6,369,314 shares of the Company’s common stock.

On March 31, 2014, the Company re-measured the derivative liability using the input attributes below and determined the derivative liability value to be $47,650. Change in fair value of derivative of $9,789 was recorded as of March 31, 2014 and included in the statement of operations in order to adjust the derivative liability to the re-measured value.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	May 13, 2013	December 31, 2013	March 31, 2014
Stock price	$0.0099	$0.0077	$0.0037
Exercise price	$0.009044	$0.005530	$0.002786
Shares issuable upon conversion	5,528,527	7,522,604	13,016,870
Expected dividend yield	0.00%	0.00%	0.00%
Expected life (years)	2.00	1.37	1.12
Risk-free interest rate	0.24%	0.38%	0.44%
Expected volatility	313.50%	441.00%	473.00%

A debt discount of $50,000 related to the embedded conversion option was recorded at date of note issuance, and is being expensed over the life of the loan. For the three months ended March 31, 2014, amortization of $6,250 has been recorded, resulting in a remaining unamortized discount of $28,125 at March 31, 2014.

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

On March 31, 2014, the Company re-measured the derivative liability using the input attributes below and determined the derivative liability value to be $74,351. Change in fair value of derivative of $11,465 was recorded as of March 31, 2014 and included in the statement of operations in order to adjust the derivative liability to the re-measured value.

	September 30, 2013	December 31, 2013	March 31, 2014
Stock price	$0.0124	$0.0077	$0.0037
Exercise price	$0.007057	$0.004331	$0.002165
Shares issuable upon conversion	7,510,628	12,237,754	24,478,787
Expected dividend yield	0.00%	0.00%	0.00%
Expected life (years)	0.75	0.50	0.25
Risk-free interest rate	0.07%	0.10%	0.05%
Expected volatility	434.42%	441.00%	473.00%

A debt discount of $53,000 related to the embedded conversion option was recorded at date of note issuance, and is being expensed over the life of the loan. For the three months ended March 31, 2014, amortization of $17,667 has been recorded, resulting in a remaining unamortized discount of $17,667 at March 31, 2014.

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

On March 31, 2014, the Company re-measured the derivative liability using the input attributes below and determined the derivative liability value to be $67,597. Change in fair value of derivative of $4,865 was recorded as of March 31, 2014 and included in the statement of operations in order to adjust the derivative liability to the re-measured value.

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2013	March 31, 2014
Stock price	$0.0077	$0.0037
Exercise price	$0.004331	$0.002165
Shares issuable upon conversion	9,813,293	24,478,787
Expected dividend yield	0.00%	0.00%
Expected life (years)	0.76	0.25
Risk-free interest rate	0.10%	0.05%
Expected volatility	441.00%	473.00%

A debt discount of $42,500 related to the embedded conversion option was recorded at date of note issuance, and is being expensed over the life of the loan. For the three months ended March 31, 2014, amortization of $14,167 has been recorded, resulting in a remaining unamortized discount of $28,333 at March 31, 2014.

On March 24, 2014, the Company issued a convertible promissory note to a third party, with a principal amount of $53,750.  This note is due and payable in full on June 5, 2015, and bears interest at 6% per annum.  At any time prior to the payment in full of the entire balance of the note, the creditor has the option of converting all or any portion of the unpaid balance of the note into shares of common stock at a conversion price equal to seventy percent of the lowest closing bid price of the common stock of the last five trading days prior to and including the conversion date.

The Company evaluated the terms of the note and concluded that since the conversion price was not fixed, and the number of shares of the Company’s common stock that are issuable upon the conversion of the convertible promissory note is indeterminable until such time as the Creditor elects to convert to common stock, the Company concluded that the embedded conversion option created a derivative liability. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $97,425 as of March 24, 2014.

On March 31, 2014, the Company re-measured the derivative liability using the input attributes below and determined the derivative liability value to be $76,135. Change in fair value of the derivative of $21,290 was recorded as of March 31, 2014 and included in the statement of operations in order to adjust the derivative liability to the re-measured value.

	March 24, 2014	March 31, 2014
Stock price	$0.0046	$0.0037
Exercise price	$0.002520	$0.002590
Shares issuable upon conversion	21,329,365	20,752,896
Expected dividend yield	0.00%	0.00%
Expected life (years)	1.2	1.18
Risk-free interest rate	.44%	0.44%
Expected volatility	473 .%	473.00%

A debt discount of $53,750 related to the embedded conversion option was recorded at date of note issuance, and is being expensed over the life of the loan. For the three months ended March 31, 2014, amortization of $3,583 has been recorded, resulting in a remaining unamortized discount of $50,167 at March 31, 2014.

NOTE 7– BUSINESS SEGMENTS

The Company is made up of three entities in which Energy Edge Technologies Corporation is the parent entity. The Gourmet Chicken Company is a wholly owned subsidiary of the Company. Fifty-one percent of the outstanding stock of Energy Edge Solutions, Inc. is owned by the Company. Energy Edge Solutions, Inc. had no operating activity during the current quarter.

The balance sheet as of March 31, 2014 and December 31, 2013 and the income statement information for the three months ended March 31, 2014 and 2013 of each entity is presented in US Dollars as follows:

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31, 2014					December 31, 2013
	EEDG		TGWC	EES	Total	EEDG	TGCC	EES	Total
Current Assets		$252,485	$—	$—	$252,485	$300,147	$—	$—	$300,147
Fixed Assets		2,901	—	—	2,900	3,329	—	—	3,329
Other Assets		26,350	4,194	—	30,544	9,897	4,194	—	14,091
Total Assets		$281,735	$4,194	$—	$285,929	$313,373	$4,194	$—	$317,567

Current Liabilities	$	,246,410	$1,600	$114	$1,248,124	$824,143	$1,600	$114	$825,857
Long Term Liabilities		135,508	—	—	135,508	64,664	—	—	64,664
Intercompany		(383,167)	383,072	95	—	(379,770)	379,675	95	—
Stockholders’ Deficit		(717,016)	(380,478)	(209)	(1,097,703)	(195,667)	(377,078)	(209)	(572,954)
Total Liabilities and Stockholder's Deficit		$281,735	$4,194	$—	$285,929	$313,370	$4,197	$—	$317,567

	For the Three Months Ended March 31, 2014				For the Three Months Ended March 31, 2013
	EEDG	TGWC	EES	Total	EEDG	TGCC	EES	Total
Revenues	$—	$—	$—	$—	$2,040	$200	$—	$2,240
Costs of Revenues	—	—	—	—	(2,471)	(50)	—	(2,521)
Gross Profit (Loss)		—	—	—	(431)	150	—	(281)
Operating Expenses	(158,682)	(3,397)	—	(162,079)	(114,821)	(144,173)	—	(258,994)
Other Expenses	(40,618)	—	—	(40,618)	(950)		—	(950)
Net Loss before Non-controlling Interest	(199,300)	(3,397)	—	(202,697)	(116,202)	(144,023)	—	(260,225)
Non-controlling interest	—	—	—	—	50,408		—	50,408
Net Loss	$(199,300)	$(3,397)	$—	$(202,697)	$65,794)	$(144,023)	$—	$(209,817)

ENERGY EDGE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – CAPITAL STOCK

During the three months ended March 31, 2014, the Company:

-	issued 3,000,000 shares of common stock for services. These shares have a fair value of $30,000;
-	issued 1,400,000 shares of common stock for settlement of payables of $21,558;
-	issued 11,317,392 shares of common stock for the conversion of debt of $5,558; and
-	retired 32,800,888 shares of common stock previously issued to officers for compensation. The Company remains liable for these shares. As a result, the value of these shares is currently recorded as a stock payable.

NOTE 9 –SUBSEQUENT EVENTS

On February 21, 2014, the Company entered into a 3-year real estate facility lease agreement for The Gourmet Chicken Company restaurant in College Park, GA. The lease commences on April 1, 2014 and expires on April 1, 2017 with options to extend the lease for an additional 3-years.

The Company retired 44,735,294 shares of common stock previously issued to officers for compensation that were originally valued at $516,245.

Holders of Company debt elected to convert $58,452 of outstanding notes payable to 112,417,437 shares of common stock.

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

Results of Operations – Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2013

The following table summarizes the results of our operations during the three-month period ended March 31, 2014 and 2013, and provides information regarding the dollar and percentage increase (or decrease) from the respective periods.

	Three Months ended March 31, 2014
	2014	2013	Increase (decrease)	% Change
Revenues	$—	$2,240	$(2,240)	(100)%
Cost of revenues	—	(2,521)	(2521)	(100)%
Gross profit (loss)	—	(281)	(281)	(100)%
General & Administrative & Professional Fees	59,345	140,909	(81,564)	(58)%
Wages & Consulting Fees	102,734	118,085	(15,351)	(13)%
Income (Loss) from operations	(162,734)	(259,275)	(96,541)	-37%
Other expense	(40,618)	(950)	39,668	4,176%
Provision for taxation	—	—	—	—
Net loss	$(202,697)	$(260,225)	$(57,528)	(22)%

Revenues

Revenues decreased from $2,240 in the three months ended March 31, 2013 to $0 in the same period in 2014, representing a 100% decrease. The Company did not generate any revenue during the three months ended March 31, 2014.  The decrease in revenue was mainly due to potential projects from the current sales pipeline not closing in the first quarter.

Cost of revenues

Cost of sales decreased from $2,521 in the three months ended March 31, 2013 to $0 in the same period in 2014, representing a 100% decrease. The decrease was mainly attributable to the absence of projects sold in the first quarter of 2014. The gross profit percent decreased from (13%) in the three months ended March 31, 2013 to (0)% in the same period in 2014.

Wages and consulting fees

Wages and consulting fees were $118,085 in the three months ended March 31, 2013 as compared to $102,734 in the three months ended March 31, 2014. The decrease was due to the amortization of pre-paid consulting fees for fiscal 2013 were higher.

General and administrative and professional fees

General and administrative and professional fees decreased from $140,909 in the three months ended March 31, 2013 to $59,345 for the same period in 2014, representing a decrease of $81,564 or 58%.The decrease was mainly attributable to reduced operating and professional fees for the 2014 periods.

Net loss

Net loss for the three months ended March 31, 2013 was $260,225 as compared to a net loss of $202,697 in the same period of 2014. The decrease in net loss was mainly attributable to reduced professional fees and operating expenses in 2014.

Liquidity and Capital Resources

For the three months ended March 31, 2014, we used $44,428 in cash for operating activities compared to the use of $263,582 for the three months ended March 31, 2013. This decrease in operating cash requirements occurred for a number of reasons.  The Company had a decrease of $37,734 in prepaid expenses, an increase of $5,438 in accounts payable, and an increase of $54,814 in accrued expenses and other current liabilities, all of which impacted cash used by operating activities.

Investing activities used cash of $8,000 related to cash paid for a lease deposit.

Financing activities generated $42,500 from the proceeds of a promissory note. On March 24, 2014, the Company issued a convertible promissory note to a third party, with a principal amount of $53,750, net of deferred financing costs of $11,250.  This note is due and payable in full on June 5, 2015. Loan costs associated with securing the loan were capitalized and will be amortized over the loan period.

Cash and cash equivalents were $35,236 as of March 31, 2014 compared to $45,164 as of December 31, 2013.

We have no material commitments for capital expenditures and know of no trends, demands, commitments, or events that will result in our liquidity changing in a material way for the foreseeable future.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014, and concluded that, as of March 31, 2014, our internal control over financial reporting was not effective.

Management’s assessment report was not subject to attestation by the Company’s independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. The Company is involved in a possible legal action regarding certain accounts payable in the amount of $13,500 in dispute.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Following are the Company’s equity transactions during the three months ended March 31, 2014:

On January 2, 2014, the Company issued 5,000,000 shares of common stock valued at $1,000 for the conversion of debt.

On January 6, 2014, the Company issued 3,000,000 shares of common stock valued at $30,000 for prepaid legal services.

On January 6, 2014, the Company retired 2,800,000 shares of common stock previously issued to its officers for compensation.

On January 23, 2014, the Company issued 1,400,000 shares of common stock at $.01 per share in cancellation of debt in the amount of $21,558.

On February 26, 2014, the Company issued 4,000,000 shares of common stock valued at $2,004 for the conversion of debt.

On March 13, 2014, the Company issued 2,317,392 shares of common stock valued at $2,554 for the conversion of debt.

On March 31, 2014, the Company retired 30,000,000 shares of common stock previously issued to its officers for compensation.

On April 24, 2014, the Company issued 112,417,437 shares of common stock value at $58,452 for the conversion of debt.

On May 1, 2014, the Company retired 44,735,294 shares of common stock previously issued to its officers for compensation.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended March 31, 2014.

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

RESTAURANT BRAND BUILDERS, INC.

(Registrant)

By:          /s/ James Boyd

James Boyd

Chief Executive Officer, President, and Director

Date:May 20, 2014

