Form 10-Q/A
period 2014-03-31
ENERGY EDGE TECHNOLOGIES CORP.
filed 2014-05-28
CIK 1495230

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

Explanatory Note: This Amendment No. 1 on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q/A for the three months ended March 31, 2014 as filed with the Securities and Exchange Commission by the registrant on May 20, 2014, and is filed solely to include the 101 XBRL Interactive Data File exhibits required by Item 6.  No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of our original Quarterly Report on Form 10-Q/A for the three months ended March 31, 2014.

ENERGY EDGE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM 6.  EXHIBITS.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer of Green Innovations Ltd. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer of Green Innovations Ltd. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer of Green Innovations Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2	Certification of Principal Accounting Officer of Green Innovations Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY EDGE TECHNOLOGIES, INC.

(Registrant)

By:          /s/ James Boyd

James Boyd

Chief Executive Officer, President, and Director

Date: May 28, 2014